Form 10-Q
period 1996-03-31
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1996-05-14
CIK 1002179

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




___X ____ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.

________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

                             Commission File Number
                                     0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


             North Carolina                             56-1493744
   (State or other jurisdiction
 of incorporation or organization)         (IRS  Employer Identification Number)

5301 Departure Drive
Raleigh, North Carolina                                    27604
(Address of Principal Executive
Office)                                                 (Zip Code)

Registrant's Telephone Number,
Including Area Code                                     919-954-9871


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES___X____ NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of May 8, 1996
  Common Stock, par value $.001                       6,558,046

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                               INDEX TO FORM 10-Q

                                                                                               PAGE
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1996 (unaudited)
                  and December 31, 1995                                                           3

                  Consolidated Statements of Operations for the Three Months Ended
                  March 31, 1996 and 1995 (unaudited)                                             4

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1996 and 1995 (unaudited)                                             5

                  Notes to Unaudited Consolidated Financial Statements                            6


                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    7


PART II. OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                                       9

                  SIGNATURES                                                                     10


                        CARDIOVASCULAR DIAGNOSTICS, INC.
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)



                                                                               March 31,         December 31,
                                                                                 1996                 1995
                                                                            ----------------    -----------------
ASSETS                                                                        (Unaudited)
Current Assets:
    Cash and cash equivalents                                                        $3,343              $16,237
    Investments                                                                       4,873
    Accounts Receivable                                                               1,269                  803
    Inventories                                                                       1,353                1,305
    Other current assets                                                                309                  159
                                                                            ----------------    -----------------
          Total current assets                                                       16,973               18,504

Property and equipment, net                                                           3,657                3,496
Intangible assets, net                                                                1,773                1,810
Investments                                                                           5,826
Other assets                                                                            224                  175
                                                                            ----------------    -----------------
Total Assets                                                                        $22,627              $23,985
                                                                            ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                   $593                 $953
    Accrued Expenses                                                                    122                  387
    Current portion of long-term debt                                                     0                  283
    Current portion of capital lease obligations                                         11                   54
                                                                            ----------------    -----------------
          Total current liabilities                                                     726                1,677
                                                                            ----------------    -----------------

Long term debt, less current portion                                                     50                  457
Capital lease obligations, less current portion                                          68                   38
Deferred gain on sale-leaseback                                                           0                    4
                                                                            ----------------    -----------------
       Total non-current liabilities                                                    118                  499
                                                                            ----------------    -----------------
          Total liabilities                                                             844                2,176
                                                                            ----------------    -----------------

Shareholders' Equity
    Common stock, $.001 par value;  authorized 10,000,000 shares;  6,556,338 and
    6,447,562 issued and outstanding at March 31, 1996 and
    December 31, 1995, respectively                                                      7                    6
Additional paid-in capital                                                           33,684               32,672
Unrealized gain on investments                                                           11
Cumulative translation adjustment                                                        53                   (6)
Accumulated deficit                                                                 (11,931)             (10,819)
Unearned compensation                                                                   (41)                 (44)
                                                                            ----------------    -----------------
          Total Shareholders' Equity                                                 21,783               21,809
                                                                            ================    =================
Total Liabilities and Shareholders' Equity                                          $22,627              $23,985
                                                                            ================    =================
See accompanying notes.


                        CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                               Three Months Ended
                                                    March 31,
                                       ------------------------------------
                                            1996                1995
                                       ---------------    -----------------

Sales                                          $1,503                 $983
Cost of goods sold                              1,188                  769
                                       ---------------    -----------------
   Gross profit                                   315                  215
                                       ---------------    -----------------
Operating Expenses:
Administration and Finance                        636                  369
Sales and Marketing                              454                  237
Research and Development                          511                  384
                                       ---------------    -----------------
   Total expenses                               1,601                  990
                                       ---------------    -----------------
   Operating loss                              (1,286)                (775)
                                       ---------------    -----------------
Other income(expense):
Interest expense                                   (8)                 (10)
Interest income                                   191                   15
Grant/royalty income                               10                   70
                                       ---------------    -----------------
   Net other income (expense)                      193                   75
                                       ---------------    -----------------
   Net loss before taxes                       (1,093)                (701)
Provision for income taxes                        (19)                 (36)
                                       ---------------    -----------------
   Net loss                                   ($1,112)               ($736)
                                       ===============    =================


Loss per share                             ($0.17)              ($0.14)
                                           =======              =======

See accompanying notes.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                     1996                 1995
                                                                                ---------------    --------------------
Cash flows from operating activities:
Net loss                                                                               ($1,112)                  ($736)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                          166                     125
    Amortization of intangible assets                                                       40                      32
    Amortization of deferred gain on sale-lease back                                        (4)                      0
    Amortization of unearned compensation                                                    3                       0
    Unrealized gain on investments                                                          11                       0
    Change in assets and liabilities:
        Receivables                                                                       (466)                   (118)
        Inventories                                                                        (48)                   (412)
        Other assets                                                                      (199)                    (43)
        Accounts payable and accrued expenses                                             (625)                    219
                                                                                ---------------    --------------------
              Net cash used in operating activities                                     (2,234)                   (933)
                                                                                ---------------    --------------------

Cash flows from investing activities:
    Payments for purchase of property and equipment                                       (327)                   (372)
    Purchase of investments                                                             (10,699)                     0
    Costs incurred to obtain patents                                                        (3)                      0
                                                                                ---------------    --------------------
              Net cash used in investing activities                                       (330)                   (372)
                                                                                ---------------    --------------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                                 0                      11
    Principal payments on long-term debt and capital lease obligations                    (703)                    (40)
    Net proceeds from issuance of stock                                                  1,013                   1,279

                                                                                ---------------    --------------------
             Net cash provided by financing activities                                     310                   1,250
                                                                                ---------------    --------------------

Effect of exchange rates on cash                                                            59                      28
             Net increase (decrease) in cash and cash equivalents                      (12,894)                    (27)
Cash and cash equivalents at beginning of period                                        16,237                   3,206
                                                                                ---------------    --------------------
Cash and cash equivalents at end of period                                              $3,343                  $3,179
                                                                                ===============    ====================
See accompanying notes.


                        CARDIOVASCULAR DIAGNOSTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

Cardiovascular Diagnostics, Inc. ("CVDI") is the parent company of Coeur Laboratories, Inc. ("Coeur") and Cardiovascular Diagnostics Europe, BV ("CDE"). The "Company" refers collectively, to CVDI, Coeur and CDE. All CVDI financial reporting is consolidated including the accounts of Coeur and CDE. All significant intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Income Taxes Paid

No Federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the quarter ended March 31, 1996 and has net operating loss carryforwards to offset any net income when realized. Coeur made state income tax payments in the amount of $19,181 for the quarter ended March 31, 1996.

Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Note 4.  New Accounting Pronouncements

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25 and related Interpretations
in  accounting  for  its  stock-based   compensation  plans.   Had compensation
cost  for  the  Company's  stock-based   compensation  plans  been determined
based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income loss and loss earnings per share would have been reduced to the pro forma amounts indicated below. The Company did not award any option grants during the first quarter of 1995, therefore there is no pro forma amount for the three months ended March 31, 1995.

                                                             Three Months Ended
                                                                  March 31,
                                                                    1996
    Net loss                           As reported               ($1,113)
                                       Pro forma                 ($1,185)

    Loss per share                     As reported                ($0.17)
                                       Pro forma                  ($0.17)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in the Company's other SEC filings, including its Registration Statement on Form S-1, copies of which are available upon request from the Company.

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Cardiovascular Diagnostics, Inc. and its subsidiaries, Coeur Laboratories, Inc. and Cardiovascular Diagnostics Europe, BV.

In May 1995, the Company began commercial marketing of its Thrombolytic Assessment System ("TAS"), consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. Coeur currently manufactures and sells a line of disposable syringes used in angiography injectors, as well as a line of angiographic procedure kit manifolds (collectively, "Imaging Products").

Results of Operations

Net sales for the quarter ended March 31, 1996 were $1,503,195, an increase of 53% or $519,956, as compared to the same period in 1995. As a result of the May 1995 commercial market launch of TAS products, $374,271 of the increase from 1995 to 1996 was generated from TAS sales. Sales of Imaging Products for the period ended March 31, 1996 were $1,111,682 as compared to $965,997 for the period ended March 31, 1995.

Cost of goods sold increased $419,208 or 54% from March 31, 1995 to March 31, 1996, as a direct result of increased sales of TAS products. Gross profit showed a slight decrease of 1% for the three-month period ended March 31, 1996 as compared to the same period in 1995.

Total operating expenses increased $611,842 for the quarter ended March 31, 1996 as compared to the same period in 1995. This increase was primarily due to increased staffing, as headcount increased to 81 employees as of March 31, 1996 from 52 employees as of March 31, 1995.

Administration and finance expenses increased $267,567 due to increased expenses associated with being a public company, such as legal fees, D&O insurance, investor relations consultants and transfer agent fees.

Sales and marketing expenses for the quarter ended March 31, 1996 were $217,326 greater than the same period in 1995. This increase was due to additional staffing, associated travel expenses and advertising as the Company continued to expand marketing of its TAS products.

Research and development expenses were $126,949 greater for the period ended March 31, 1996 than for the same period in 1995. A portion of this increase was for additional personnel, as well as expenses incurred for new TAS test card development.

Interest income increased $175,434 for the three-month period ended March 31, 1996 from the three-month period ended March 31, 1995 due to the investments of the funds received from the Company's initial public offering, which was consummated in December 1995. Grant income decreased $59,534 from the first quarter in 1996 as compared to the same period in 1995, as a result of the Company changing its focus from research and development to commercialization.

Liquidity and Capital Resources

In December 1995 the Company completed its initial public offering, generating net proceeds of approximately $16,700,000. In January 1996, an additional 100,000 shares were purchased by the underwriters to cover over-allotments, which resulted in the Company receiving additional net proceeds of approximately $1,000,000.

From December 31, 1995 to March 31, 1996, cash and cash equivalents decreased $12,893,582. A portion of this decrease was due to purchases of Treasury
Bills and Treasury Notes of $10,687,897 during the three-month period ended March 31, 1996. These investments, at the time of purchase, had maturity dates greater than 90 days and accordingly have been classified as investments. In addition, utilization of cash for operations was approximately $2,235,000, capital expenditures for property and equipment were $327,000 and repayment of debt obligations, prior to their maturity date, was $703,000.

Accounts receivable increased 58% or $465,549 from December 31, 1995 to March 31, 1996 due to the increase in TAS sales for the first quarter in 1996.

The Company expects to incur additional operating losses during 1996. The Company's working capital requirements will depend on many factors, primarily the amount of time for hospitals to complete evaluations of TAS and decide whether or not to purchase TAS analyzers and test cards. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions.

Management believes that its existing capital resources and the cash flows from operations will be adequate to satisfy its planned capital requirements through at least 1997.

Factors That May Affect Future Results
- - --------------------------------------
A number of uncertainties exist that may affect the Company's future operating results and stock price, including managed care, FDA regulations and other regulatory guidelines affecting the Company. The market price of the Common Stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of or announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's Common Stock. Securities of issuers having relative limited capitalization or securities recently issued in an initial public offering are particularly susceptible to volatility based on short-term trading strategies of certain investors.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         11.1     Statement regarding computation of income (loss) per share
         27.1     Financial Data Schedule

(b)      No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CARDIOVASCULAR DIAGNOSTICS, INC.



Date:    May 14, 1996      By:      /s/ B. Denise Hobbs
                                    ------------------------------------------
                                    B. Denise Hobbs
                                    Treasurer
                                    (Principal Financial and Accounting Officer)