Form 10-Q
period 1996-06-30
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1996-08-14
CIK 1002179

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



___X___ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

                             Commission File Number
                                     0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


        North Carolina                          56-1493744
(State or other jurisdiction of       (IRS Employer Identification Number)
Incorporation or organization)

5301 Departure Drive
Raleigh, North Carolina                                       27604
(Address of Principal Executive Office)                    (Zip Code)

Registrant's Telephone Number, Including Area Code      919-954-9871


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES___X____ NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding as of July 29, 1996
    Common Stock, par value $.001                        6,562,159

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                               INDEX TO FORM 10-Q
                                                                         PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1996 (unaudited)
          and December 31, 1995                                            3

          Consolidated Statements of Operations for the Three Months Ended June 30, 1996 and 1995 and Six Months Ended June 30, 1996
          and 1995 (unaudited)                                             4

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1996 and 1995 (unaudited)                               5

          Notes to Unaudited Consolidated Financial Statements             6


          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     7


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      10
         Item 6.  Exhibits and Reports on Form 8-K

         SIGNATURES                                                        11

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                          Consolidated Balance Sheets
                                 (In thousands)


                                                                               June 30,          December 31,
                                                                                 1996                1995
                                                                            ----------------   ------------------
ASSETS                                                                        (unaudited)

Current assets:
    Cash and cash equivalents                                                        $4,053              $16,237
    Investments                                                                       8,324                    0
    Accounts receivable                                                               1,183                  803
    Inventories                                                                       1,572                1,305
    Other current assets                                                                336                  159
                                                                            ----------------   ------------------
          Total current assets                                                       15,468               18,504

Property and equipment, net                                                           3,889                3,496
Intangible assets, net                                                                1,745                1,810
Other assets                                                                            262                  175
                                                                            ----------------   ------------------
         Total assets                                                               $21,364              $23,985
                                                                            ================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $816                 $953
    Accrued expenses                                                                    145                  387
    Current portion of long-term debt                                                     4                  283
    Current portion of capital lease obligations                                         26                   54
                                                                            ----------------   ------------------
          Total current liabilities                                                     991                1,677
                                                                            ----------------   ------------------

Long term debt, less current portion                                                     54                  457
Capital lease obligations, less current portion                                          27                   38
Deferred gain on sale-leaseback                                                           0                    4
                                                                            ----------------   ------------------
          Total non-current liabilities                                                  81                  499
                                                                            ----------------   ------------------
          Total liabilities                                                           1,072                2,176
                                                                            ----------------   ------------------

Shareholders' equity:
    Common stock, $.001 par value;  authorized 10,000,000 shares;  6,562,159 and
    6,447,562 issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                                                       7                    6
Additional paid-in capital                                                           33,686               32,672
Unrealized loss on investments                                                           (8)                   0
Cumulative translation adjustment                                                       (97)                  (6)
Accumulated deficit                                                                 (13,257)             (10,819)
Unearned compensation                                                                   (39)                 (44)
                                                                            ----------------   ------------------
         Total shareholders' equity                                                  20,292               21,809
                                                                            ----------------   ------------------

         Total liabilities and shareholders' equity                                 $21,364              $23,985
                                                                            ================   ==================



See accompanying notes.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)



                                           Three Months Ended                       Six Months Ended
                                      June 30,            June 30,                June 30,             June 30,
                                        1996                1995                    1996                 1995
                                   ----------------   -----------------        ----------------     ---------------

Net sales                                   $1,721              $1,437                  $3,224              $2,420
Cost of goods sold                           1,303                 973                   2,491               1,742
                                   ----------------   -----------------        ----------------     ---------------
Gross profit                                   418                 464                     733                 678
                                   ----------------   -----------------        ----------------     ---------------

Operating expenses:
Administration and finance                     806                 530                   1,442                 899
Sales and marketing                            537                 251                     991                 487
Research and development                       575                 542                   1,086                 926
                                   ----------------   -----------------        ----------------     ---------------
Total operating expenses                     1,918               1,323                   3,519               2,312
                                   ----------------   -----------------        ----------------     ---------------

Operating loss                              (1,500)               (859)                 (2,786)             (1,634)
                                   ----------------   -----------------        ----------------     ---------------

Other income(expense):
Interest expense                                (2)                 (9)                    (10)                (19)
Interest income                                176                  39                     367                  54
Grant/royalty income                            19                 189                      29                 259
                                   ----------------   -----------------        ----------------     ---------------
Total other income (expense)                   193                 219                     386                 294
                                   ----------------   -----------------        ----------------     ---------------

Net loss before taxes                       (1,307)               (640)                 (2,400)             (1,340)
Provision for income taxes                     (19)                 (2)                    (38)                (38)
                                   ================   =================        ================     ===============
Net loss                                   ($1,326)              ($642)                ($2,438)            ($1,378)
                                   ================   =================        ================     ===============

Loss per share                              ($0.20)             ($0.12)                 ($0.37)             ($0.26)
                                   ================   =================        ================     ===============

See accompanying notes.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                   June 30,              June 30,
                                                                                     1996                  1995
                                                                                ----------------    --------------------

Cash flows from operating activities:
Net loss                                                                                ($2,438)                ($1,377)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                           341                     244
    Amortization of intangible assets                                                       106                     107
    Amortization of deferred gain on sale-lease back                                         (4)                     (9)
    Amortization of unearned compensation                                                     5                      50
    Provision for income taxes                                                                0                      38
    Change in assets and liabilities:
        Receivables                                                                        (380)                   (304)
        Inventories                                                                        (267)                   (436)
        Other assets                                                                       (258)                    (90)
        Accounts payable and accrued expenses                                              (379)                    208
        Deferred revenue and gains                                                                                  (25)
                                                                                ----------------    --------------------
              Net cash used in operating activities                                      (3,274)                 (1,594)
                                                                                ----------------    --------------------

Cash flows from investing activities:
    Payments for purchase of property and equipment                                        (724)                   (909)
    Costs incurred to obtain patents                                                        (57)                    (54)
    Net purchase of investments                                                          (8,332)                      0
                                                                                ----------------    --------------------
            Net cash used in investing activities                                        (9,113)                   (963)
                                                                                ----------------    --------------------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations                     (721)                    (50)
    Net proceeds from issuance of stock                                                   1,015                   1,279
                                                                                ----------------    --------------------
           Net cash provided by financing activities                                        294                   1,229
                                                                                ----------------    --------------------

Effect of exchange rates on cash                                                            (91)                      9
          Net decrease in cash and cash equivalents                                     (12,184)                 (1,319)
Cash and cash equivalents at beginning of period                                         16,237                   3,206
                                                                                ----------------    --------------------
Cash and cash equivalents at end of period                                               $4,053                  $1,887
                                                                                ================    ====================



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

Note 2.  Income Taxes Paid

No Federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the six months ended June 30, 1996 and has net operating loss carryforwards to offset any net income when realized. Coeur made state income tax payments in the amount of $38,362 for the six months ended June 30, 1996.

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

In May 1995, the Company began commercial marketing of its Thrombolytic Assessment System ("TAS(TM)"), consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. Coeur currently manufactures and sells a line of disposable syringes used in angiography injectors, as well as a line of angiographic procedure kit manifolds (collectively, "Imaging Products").

Results of Operations

THREE MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995

Net sales for the three months ended June 30, 1996 were $1,721,000, an increase of 20% or $284,000, as compared to the same period in 1995. As a result of the May 1995 commercial market launch of TAS products, $248,000 of the increase from 1995 to 1996 was generated from TAS sales. Sales of Imaging Products for the three-month period ended June 30, 1996 were $1,303,000 as compared to $1,267,000 for the same period in 1995.

Cost of goods sold increased $330,000 or 34% from June 30, 1995 to June 30, 1996, as a direct result of increased sales of TAS products. Gross profit decreased 10% for the three-month period ended June 30, 1996 as compared to the same period in 1995.

Total operating expenses increased $595,000 for the three months ended June 30, 1996 as compared to the same period in 1995. This increase was primarily due to increased staffing, as headcount increased to 84 employees as of June 30, 1996 from 54 employees as of June 30, 1995.

Administration and finance expenses increased $276,000, or 52%, due to increased staffing as well as, additional expenses such as, Directors' and Officers' liability insurance, investor relations consultants and transfer agent fees.

Sales and marketing expenses for the three months ended June 30, 1996 were $276,000 greater than the same period in 1995. This increase was due to additional staffing and their associated travel expenses, as well as, increased advertising expenses to expand the marketing efforts of its TAS products.

Research and development expenses were $33,000 greater for the three months ended June 30, 1996 than for the same period in 1995. This increase was due to additional engineering support for continued product and manufacturing development.

Interest income increased $137,000 for the three-month period ended June 30, 1996 from the three-month period ended June 30, 1995 due to the investments of the funds received from the Company's initial public offering, which was consummated in December 1995. Grant and royalty income decreased $170,000 from the three-month period in 1996 as compared to the same period in 1995. Of the $170,000 decrease, $86,000 was a decrease in grant income, as a result of the Company changing its focus from research and development to commercialization.

SIX MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995

Net sales for the six months ended June 30, 1996 were $3,224,000, an increase of 33% or $804,000, as compared to the same period in 1995. As a result of the May 1995 commercial market launch of TAS products, $623,000 of the increase from 1995 to 1996 was generated from TAS sales. Sales of Imaging Products for the six months ended June 30, 1996 were $2,414,000 as compared to $2,233,000 for the six months ended June 30, 1995.

Cost of goods sold increased $749,000 or 43% from June 30, 1995 to June 30, 1996, primarily as a result of increased sales of TAS products. Gross profit increased 8.00% for the six months ended June 30, 1996 as compared to the same period in 1995, however, gross profit margin decreased 5.00%.

Total operating expenses increased $1,207,000 for the six months ended June 30, 1996 as compared to the same period in 1995. This increase was primarily due to increased staffing, expansion of the facilities, additional sales and marketing expenses and continued validation of manufacturing processes. The Company's facilities expanded approximately 23,000 square feet to 54,000 square feet as of June 30, 1996.

Administration and finance expenses increased $543,000 for the six months ended June 30, 1996 as compared to the same period in 1995, due to additional staffing, increased rent and associated expenses incurred with the facility expansion and associated expenses for a public company, such as Directors' and Officers' liability insurance, investor relations consultants and transfer agent fees.

Sales and marketing expenses for the six months ended June 30, 1996 were $504,000 greater than the same period in 1995. This increase was due to additional staffing, associated travel expenses and advertising as the Company expanded marketing efforts of its TAS products.

Direct labor and material variances and overhead expenses incurred from January 1995 to April 1995 in the amount of $247,000 were recorded as development expenses as the Company was building inventories in preparation of its market launch of TAS products. During 1996 these expenses were recorded as a part of cost of goods sold. Therefore, when adjusted for the reclass of the direct labor and material variances and overhead, research and development expenses for the six months ended June 30, 1996 increased $407,000, or 60%, as compared to the same period in 1995. Most of this increase was additional personnel and the remaining for expenses incurred for new TAS test card development.

Interest income increased $313,000 for the six months ended June 30, 1996 from the six months ended June 30, 1995 due to the investments of the funds received from the Company's initial public offering, which was consummated in December 1995. Grant and royalty income decreased $230,000 in the six months ended June 30, 1996, as compared to the same period in 1995. Of the $230,000, $145,000 was a decrease in grant income as a result of the Company changing its focus from research and development to commercialization.

Liquidity and Capital Resources

In December 1995, the Company completed its initial public offering, generating net proceeds of approximately $16,700,000. In January 1996, an additional 100,000 shares were purchased by the underwriters to cover over-allotments, which resulted in the Company receiving additional net proceeds of approximately $1,000,000.

From December 31, 1995 to June 30, 1996, cash and cash equivalents decreased $12,184,000. A portion of this decrease was due to purchases of Treasury Bills and Treasury Notes of $8,332,00 during the six-month period ended June 30, 1996. These investments have maturity dates greater than 90 days and accordingly have been classified as investments. In addition, utilization of cash for operations was $3,274,000, capital expenditures for property and equipment were $724,000 and repayment of debt obligations prior to their maturities was $703,000 and other debt repayments were $18,000.

Accounts receivable increased $380,000 from December 31, 1995 to June 30, 1996 due to the increase in TAS sales during 1996.

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

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 8, 1996. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a) The shareholders  elected the following persons as directors of the Company:
Dennis J. Dougherty, William A. Hawkins, John K. Pirotte, Stephen R. Puckett, Philip R. Tracy, Paul M. Wiles and John P. Funkhouser. The votes for and against (withheld) each nominee were as follows:

                                         Votes      Votes        Votes
         Nominee                         For       Withheld   Abstained
         -------                         ----      --------   ---------
         Dennis J. Dougherty         4,386,688         0        12,091
         William A. Hawkins          4,390,232         0         8,547
         John K. Pirotte             4,390,232         0         8.547
         Stephen R. Puckett          4,390,232         0         8,547
         Philip R. Tracy             4,390,232         0         8,547
         Paul M. Wiles               4,390,232         0         8,547
         John P. Funkhouser          4,390,232         0         8,547

(b) The shareholders approved the amendment to the Cardiovascular Diagnostics, Inc. Employee Stock Option Plan of 1994 with 4,139,505 shares voting for, 81,431 shares voting against and 177,843 shares abstained.

(c) The shareholders approved the amendment to the Cardiovascular Diagnostics, Inc. Employee Stock Option Plan of 1995 with 4,174,599 shares voting for, 35,741 shares voting against and 188,439 shares abstained.

(d) The shareholders ratified the appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the year ending December 31, 1996.

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


                        CARDIOVASCULAR DIAGNOSTICS, INC.



Date:    August 14, 1996       By:  /s/ B. Denise Hobbs
                                    -------------------
                                    B. Denise Hobbs
                                    Treasurer
                                    (Principal Financial and Accounting Officer)