Form 10-Q
period 1996-09-30
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1996-11-14
CIK 1002179

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



   X ____ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period
        from       to .

                             Commission File Number
                                     0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


     North Carolina                                      56-1493744
(State or other jurisdiction of Incorporation   (IRS Employer Identification
 or organization)                                            Number)

5301 Departure Drive
Raleigh, North Carolina                                       27604
(Address of Principal Executive Office)                    (Zip Code)

Registrant's Telephone Number, Including Area Code        919-954-9871


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES   X    NO  ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                              Outstanding as of November 7, 1996
Common Stock, par value $.001                           6,659,645

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                               INDEX TO FORM 10-Q




                                                                           PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1996 (unaudited)
          and December 31, 1995                                               3

          Consolidated  Statements  of  Operations  for the Three Months
          Ended  September  30,  1996 and 1995  and  Nine  Months  Ended
          September 30, 1996 and 1995 (unaudited)                             4

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995 (unaudited)                             5

          Notes to Unaudited Consolidated Financial Statements                6


          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7


PART II. OTHER INFORMATION

          Item 5.  Other Information                                          10
          Item 6.  Exhibits and Reports on Form 8-K                           10


          SIGNATURES                                                          11

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)


                                                                               September 30,      December 31,
                                                                                   1996               1995
                                                                            ----------------   ------------------
ASSETS                                                                         (unaudited)

Current assets:
    Cash and cash equivalents                                                 $       1,907      $        16,237
    Investments                                                                       8,414                    0
    Accounts receivable                                                               1,228                  803
    Inventories                                                                       2,131                1,305
    Other current assets                                                                247                  159
                                                                            ----------------   ------------------
          Total current assets                                                       13,927               18,504

Property and equipment, net                                                           4,119                3,496
Intangible assets, net                                                                1,708                1,810
Other assets                                                                            317                  175
                                                                            ----------------   ------------------
         Total assets                                                          $     20,071      $        23,985
                                                                            ================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $         719     $           953
    Accrued expenses                                                                     153                 337
    Warranty reserve                                                                      45                  50
    Current portion of long-term debt                                                      4                 283
    Current portion of capital lease obligations                                          26                  54
                                                                            ----------------   ------------------
          Total current liabilities                                                      947               1,677
                                                                            ----------------   ------------------

Long term debt, less current portion                                                      54                 457
Capital lease obligations, less current portion                                           22                  38
Deferred gain on sale-leaseback                                                            0                   4
                                                                            ----------------   ------------------
          Total non-current liabilities                                                   76                 499
                                                                            ----------------   ------------------
          Total liabilities                                                            1,023               2,176
                                                                            ----------------   ------------------

Shareholders' equity:
    Common stock, $.001 par value; authorized 10,000,000 shares;
    6,574,486 and 6,447,562 issued and outstanding at
    September 30, 1996 and December 31, 1995, respectively.                                7                   6
Additional paid-in capital                                                            33,691              32,672
Unrealized gain on investments                                                             3                   0
Cumulative translation adjustment                                                        (49)                 (6)
Accumulated deficit                                                                  (14,568)            (10,819)
Unearned compensation                                                                    (36)                (44)
                                                                            ----------------   ------------------
         Total shareholders' equity                                                   19,048              21,809
                                                                            ----------------   ------------------

         Total liabilities and shareholders' equity                            $      20,071      $       23,985
                                                                            ================   ==================

See accompanying notes.

                       CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)



                                                         Three Months Ended               Nine Months Ended
                                    September 30,          September 30,          September 30,          September 30,
                                        1996                   1995                    1996                   1995
                                  ------------------     -----------------      ------------------    ------------------

Net sales                           $     1,572           $     1,402             $     4,796             $    3,822
Cost of goods sold                        1,257                 1,130                   3,748                  2,872
                                  ---------------        --------------          ----------------       ----------------
Gross profit                                315                   272                   1,048                    950
                                  ---------------        --------------          ----------------       ----------------

Operating expenses:
Administration and finance                 699                   456                    2,141                  1,356
Sales and marketing                        475                   302                    1,466                    789
Research and development                   578                   366                    1,664                  1,291
                                  ---------------        --------------          ----------------       ----------------
Total operating expenses                 1,752                 1,124                    5,271                  3,436
                                  ---------------        --------------          ----------------       ----------------

Operating loss                          (1,437)                 (852)                  (4,223)                (2,486)
                                  ---------------        --------------          ----------------       ----------------

Other income(expense):
Interest expense                            (1)                  (15)                     (11)                   (33)
Interest income                            147                    17                      514                     71
Grant/royalty income                         0                    92                       29                    351
                                  ---------------         -------------          ----------------       ----------------
Total other income (expense)               146                    94                      532                    389
                                  ---------------         -------------          ----------------       ----------------

Net loss before taxes                   (1,291)                 (758)                  (3,691)                (2,097)
Provision for income taxes                 (20)                  (23)                     (58)                   (61)
                                  ===============         =============          ================       ================
Net loss                               ($1,311)                ($781)                 ($3,749)               ($2,158)
                                  ===============         =============          ================       ================

Loss per share                          ($0.20)               ($0.15)                  ($0.57)                ($0.41)
                                  ===============         =============          ================       ================



See accompanying notes.

                       CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)



                                                                                    September 30,         September 30,
                                                                                        1996                  1995
                                                                                ----------------    --------------------
Cash flows from operating activities:
Net loss                                                                                ($3,749)             ($2,158)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                           526                  385
    Amortization of intangible assets                                                       138                  154
    Amortization of deferred gain on sale-lease back                                         (4)                 (13)
    Amortization of unearned compensation                                                     8                  116
    Amortization of investment discounts                                                   (223)                   0
    Loss on disposal of fixed assets                                                          0                    7
    Provision for income taxes                                                                0                    7
    Change in assets and liabilities:
        Receivables                                                                        (425)                (362)
        Inventories                                                                        (826)                (720)
        Other assets                                                                       (203)                (315)
        Accounts payable and accrued expenses                                              (418)                 780
        Warranty reserve                                                                     (5)                   0
        Deferred revenue and gains                                                            0                  (25)
                                                                                ----------------    --------------------
              Net cash used in operating activities                                      (5,181)              (2,144)
                                                                                ----------------    --------------------

Cash flows from investing activities:
    Payments for purchase of property and equipment                                      (1,145)              (1,790)
    Costs incurred to obtain patents                                                        (67)                (132)
    Purchase of investments                                                             (10,688)                   0
    Investment maturities                                                                 2,500                    0
                                                                                ----------------    --------------------
            Net cash used in investing activities                                        (9,400)              (1,922)
                                                                                ----------------    --------------------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations                     (726)                (131)
    Proceeds from issuance of long-term debt                                                  0                  500
    Net proceeds from issuance of stock                                                   1,020                1,285
                                                                                ----------------    --------------------
           Net cash provided by financing activities                                        294                1,654
                                                                                ----------------    --------------------

Effect of exchange rates on cash                                                            (43)                   3
          Net decrease in cash and cash equivalents                                     (14,330)              (2,409)
Cash and cash equivalents at beginning of period                                         16,237                3,206
                                                                                ----------------    --------------------
Cash and cash equivalents at end of period                                       $        1,907           $      797
                                                                                ================    ====================

See accompanying notes.
                                       5

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

Cardiovascular Diagnostics, Inc. ("CVDI") is the parent company of Coeur Laboratories, Inc. ("Coeur") and Cardiovascular Diagnostics Europe, BV ("CDE"). The "Company" refers collectively to CVDI, Coeur and CDE. All CVDI financial reporting is consolidated including the accounts of Coeur and CDE. All significant intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Income Taxes Paid

No Federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the nine months ended September 30, 1996 and has net operating loss carryforwards to offset any net income when realized. Coeur made state income tax payments in the amount of $57,543 for the nine months ended September 30, 1996.

Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is described below under the heading "Factors That May Affect Future Results" and is contained in the Company's other SEC filings, including its Registration Statement on Form S-1, copies of which are available upon request from the Company.

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

Results of Operations

Three Months Ended September 30, 1996 vs. September 30, 1995

Net sales for the three months ended September 30, 1996 were $1,572,000, an increase of 12% or $169,000, as compared to the same period in 1995. The net increase reflects increased TAS sales of $306,000 1995 to 1996, offset by lower Imaging Product sales of $1,143,000 in 1996 as compared to $1,280,000 for the same period in 1995. The lower Imaging Product sales were a result of production delays experienced in the third quarter due to a raw material supplier problems which created a sales backlog. The Company believes that this situation has been resolved and the backlog was filled in October.

Cost of goods sold increased $127,000 or 11% from September 30, 1995 to September 30, 1996, as a direct result of increased sales of TAS products. Gross profit increased 16% for the three-month period ended September 30, 1996 as compared to the same period in 1995.

Total operating expenses increased $628,000 for the three months ended September 30, 1996 as compared to the same period in 1995. This increase was primarily due to increased staffing, as headcount increased to 85 employees as of September 30, 1996 from 61 employees as of September 30, 1995.

Administration and finance expenses increased $243,000, or 53%, due to increased staffing, as well as additional expenses, such as those related to being a public company.

Sales and marketing expenses for the three months ended September 30, 1996 were $173,000 greater than the same period in 1995, reflecting increased staffing and travel expenses, as well as increased advertising expenses to expand the marketing efforts related to TAS products.

Research and development expenses were $212,000 greater for the three months ended September 30, 1996 than for the same period in 1995. This increase was due to additional engineering support for continued product and manufacturing development.

Interest income increased $130,000 for the three-month period ended September 30, 1996 from the three-month period ended September 30, 1995 due to the investment of the funds received from the Company's initial public offering, which was consummated in December 1995. Grant and royalty income decreased $92,000 from the three-month period in 1996 as compared to the same period in 1995. During the three-month period ended September 30, 1996 there was no grant or royalty income.

Nine Months Ended September 30, 1996 vs. September 30, 1995

Net sales for the nine months ended September 30, 1996 were $4,796,000, an increase of 25% or $974,000, as compared to the same period in 1995. Approximately $929,000 of the increase from 1995 to 1996 was generated from TAS sales, which did not commence on a commercial basis until May 1995. Sales of Imaging Products for the nine months ended September 30, 1996 were $3,558,000 as compared to $3,513,000 for the nine months ended September 30, 1995.

Cost of goods sold increased $876,000 or 31% from September 30, 1995 to September 30, 1996, primarily as a result of increased sales of TAS products. Gross profit increased 10% for the nine months ended September 30, 1996 as compared to the same period in 1995 however, the gross profit margin decreased 3%.

Total  operating  expenses  increased  $1,835,000  for  the  nine  months  ended
September 30, 1996 as compared to the same period in 1995. This increase was primarily due to increased staffing, expansion of the facilities, additional sales and marketing expenses, and continued validation of manufacturing processes.

Administration and finance expenses increased $785,000 for the nine months ended September 30, 1996 as compared to the same period in 1995, due to additional staffing, increased rent and associated expenses incurred with the facility expansion and associated expenses for a public company.

Sales and marketing expenses for the nine months ended September 30, 1996 were $677,000 greater than the same period in 1995. This increase was due to additional staffing, associated travel expenses and advertising as the Company expanded marketing efforts related to TAS products.



Research and development expenses for the nine-month period ended September 30, 1996 increasesd $373,000 due to additional staffing, increased efforts for new test card development, and 510(k) submissions and associated field/clinical trials.

Interest income increased $443,000 for the nine months ended September 30, 1996 from the nine months ended September 30, 1995 due to the investments of the funds received from the Company's initial public offering, which was consummated in December 1995. Grant and royalty income decreased $322,000 in the nine months ended September 30, 1996, as compared to the same period in 1995 primarily as a result of the Company changing its focus from research and development to commercialization.

Liquidity and Capital Resources

In December 1995, the Company completed its initial public offering, generating net proceeds of approximately $16,700,000. In January 1996, an additional 100,000 shares were purchased by the underwriters to cover over-allotments, which resulted in the Company receiving additional net proceeds of approximately $1,000,000.

From December 31, 1995 to September 30, 1996, cash and cash equivalents decreased $14,336,000. A portion of this decrease was due to purchases of Treasury Bills and Treasury Notes of $10,688,000 during the nine-month period ended September 30, 1996. These investments have maturity dates greater than 90 days and accordingly have been classified as investments. In addition, utilization of cash for operations was $5,181,000, capital expenditures for property and equipment were $1,145,000 and repayment of debt obligations was $726,000.

Accounts receivable increased $425,000 from December 31, 1995 to September 30, 1996 due to the increase in TAS sales during 1996.

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

Part II. OTHER INFORMATION

Item 5.  Other Information-Subsequent Event

On October 18, 1996, CVDI signed an exclusive, five-year development and distribution agreement with Dade International, a world leader in coagulation reagent sales. Under this agreement, Dade will have the right to distribute CVDI's Thrombolytic Assessment System (TAS) technology under a joint Dade/CVDI label to hospitals and non-hospital laboratories. The two most common coagulation tests manufactured by CVDI, the prothrombin time (PT) and activated partial thromboplastin time (aPTT), will be exclusively sold by Dade in the United States, Canada, Mexico and certain Latin American countries. In addition, Dade intends to cooperate and fund development of additional tests for distribution. Dade's share of the U.S. reagent market is estimated at over 50% and it currently has sole source hemostasis contracts with Columbia/HCA, Tenet and Kaiser.

Dade International is headquartered in Deerfield, Illinois. Dade has 5,500 employees in sales, research and manufacturing operations in 15 countries. Dade provides products, systems and services for microbiology, clinical chemistry, clinical laboratory quality control and cardiac immunodiagnostics, as well as hemostasis.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         10.19 Distribution Agreement, dated October 18, 1996, with Dade International*
         11.1   Statement  regarding  computation of loss per share
         27.1   Financial Data Schedule

(b)      No reports on Form 8-K were filed during the period.

*Confidential treatment requested

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CARDIOVASCULAR DIAGNOSTICS, INC.



Date:    November 13, 1996      By:/s/ B. Denise Hobbs
                                  -------------------
                                  B. Denise Hobbs
                                  Treasurer
                                  (Principal Financial and Accounting Officer)