Form 10-Q/A
period 1996-09-30
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1997-01-07
CIK 1002179

FORM 10-Q/A
                                  AMENDMENT NO.1
                           SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



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

Item 6.  Exhibits and Reports on Form 8

(a)      Exhibits
         10.19* Distribution Agreement, dated October 18, 1996, with Dade International
         11.1**  Statement  regarding  computation of loss per share
         27.1**  Financial Data Schedule

(b)      No reports on Form 8-K were filed during the period.

 *Confidential treatment requested
**Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CARDIOVASCULAR DIAGNOSTICS, INC.



Date:   January 7, 1997     By:/s/ B. Denise Hobbs
                                  -------------------

                                  B. Denise Hobbs
                                  Treasurer
                                  (Principal Financial and Accounting Officer)