Form 10-K405
period 1996-12-31
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1997-03-28
CIK 1002179

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to

                         Commission file number 0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                  56-1493744
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization                         Identification No.)

5301 Departure Drive, Raleigh, North Carolina                27616
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  919-954-9871

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.001 Par Value)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon $5.50 per share, the closing price of the Common Stock on March 21, 1997, on the NASDAQ National Market System, was approximately $29,615,146 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

         As of March 21, 1997, the registrant had outstanding 6,716,186 shares of Common Stock ($.001 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

         Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other filings with the Securities and Exchange Commission, and including, in particular, risks relating to uncertainties regarding market acceptance of the Company's products, government regulation, new product development, healthcare reform, third-party reimbursement and competition.



                                     PART I


Item 1.  BUSINESS.

         Cardiovascular Diagnostics, Inc., a North Carolina corporation (the "Company" or the "Registrant"), develops, manufactures and markets a proprietary cardiovascular diagnostic test system that provides rapid and accurate evaluation of hemostasis at the point of patient care. The Company believes that its Thrombolytic Assessment System ("TAS") is the only stat, or "as soon as possible", point-of-care system capable of monitoring both the coagulation (formation) and lysis (dissolution) of blood clots. Such monitoring provides information which is critical in administering anticoagulant and thrombolytic (clot-dissolving) drugs, which are used in the treatment of heart attacks and strokes and in a variety of other medical procedures.

         Evaluation of hemostasis is an integral part of patient diagnosis and treatment for a wide variety of medical conditions. Hemostatic test results must be provided quickly because a majority of the drugs used to regulate clotting are cleared rapidly from the body, and these drugs must be closely monitored to maintain drug levels within a safe treatment range. The Company believes that generally, hospital central and stat laboratories, which currently provide the majority of such testing, cannot provide timely information to clinicians regarding coagulation, and thrombolytic and other drug monitoring. Any delay in providing such information can be a problem since the physician is likely to leave the patient area during this time, which may result in a further delay in diagnosis and treatment. The Company believes that TAS can provide information regarding coagulation as well as thrombolytic and other drug monitoring on a timely basis, thus permitting quicker diagnosis and therapeutic intervention, which will improve hemostatic therapy and the quality of patient care. The Company believes that this improvement may facilitate quicker transfers out of expensive critical care settings, reduce the overall length of hospital stays, reduce expenditures for laboratory equipment and its associated maintenance and labor, and reduce the unnecessary use, and therefore the overall cost, of pharmaceuticals. In addition, point-of-care testing can save hospitals money by reducing the numerous steps, paperwork and personnel involved in collecting, transporting, documenting and processing blood samples.

         The Company currently sells its TAS analyzer and a menu of six tests in the United States. Four of these tests, the Prothrombin Time ("PT"), the PT One, the Activated Partial Thromboplastin Time ("APTT") and the Heparin Management ("HMT") tests (which monitor oral anticoagulant therapy, low level intravenous anticoagulant therapy and high level intravenous anticoagulant therapy, respectively), have received Food and Drug Administration ("FDA") clearance under Section 510(k) of the Food, Drug and Cosmetic Act (the "FDC Act"), and are currently sold for commercial use. The other two tests, the SK Panel and Lysis Onset Time ("LOT") tests (which are used in conjunction with the administration of thrombolytic or clot-dissolution drugs such as Tissue Plasminogen Activator ("t-PA"), streptokinase and urokinase), are currently sold in the U.S. "for investigational use only", pending further FDA review and clearance. The SK Panel, which consists of three tests that the Company intends to sell separately in the future, assists physicians in anticipating possible complications of thrombolytic therapy by screening patients for resistance to streptokinase. The LOT test may be used during the administration of any thrombolytic drug to detect the establishment of the lytic state, after which additional administration of the drug may no longer be efficacious. The Company believes that the SK Panel and LOT test will be useful diagnostic tools for managed-care hospitals, especially those operating under contracts which may capitate per procedure charges, because healthcare providers can optimize thrombolytic therapy, providing for better, more cost-effective patient care. The Company currently sells the TAS analyzer and all six of these tests for commercial use in Europe.

         The TAS technology allows for further expansion of the Company's menu of tests. The Company plans to introduce new tests in 1997 in certain European markets. Tests under development include three tests for heparin management (Heparin Response Test ("HRT"), Heparin Neutralizing Test ("HNT") and the Protamine Sulfate Titration ("PMT")), and two tests for anticoagulants other than heparin (the Anti-Xa and Thrombin Inhibitor Management/Ecarin Clotting Time ("TIM/ECT")). The Company intends to submit notifications for each of these tests to the FDA for U.S. marketing clearance under Section 510(k) of the FDC Act at or about the time of its European market launches. In addition, the Company is pursuing strategic corporate alliances in order to increase the installed base of TAS analyzers and to further accelerate development and expansion of the applications of TAS.

         On October 31, 1993, the Company acquired Coeur Laboratories, Inc. ("Coeur"), which manufactures and sells a line of disposable power injection syringes used for cardiology and radiology procedures, as well as a line of manifolds used in custom angiographic procedure kits. The Company acquired Coeur in order to gain access to Coeur's management and infrastructure, its positive annual cash flow and its manufacturing facility. The Company believes that the acquisition of Coeur has accelerated the commercialization of TAS.

Industry Overview

         The practice of laboratory medicine has changed dramatically over the last 30 years, with new technology continuously evolving in response to the physician's demand for information. This demand for information is particularly acute in blood testing, where access to timely and accurate results is critical to effective patient care. Initially, hospital blood analysis was performed in multiple small laboratories that typically used time-consuming manual techniques. The accuracy of tests performed under these conditions varied considerably depending upon, among other factors, the skill of the laboratory personnel. The advent of automated blood testing, first introduced in the mid-1960's, allowed for centralization and standardization of laboratory tests. With improved access to blood analysis, physicians began to use laboratory tests as a primary diagnostic tool and consequently demanded more tests and faster results. In an effort to meet this demand, some hospitals established decentralized stat laboratories nearer the patient. These laboratories typically rely on technology designed for efficiency in a high-volume centralized department. The Company believes that reliance on this technology makes stat laboratories inadequate and expensive, creating a need for new technology suitable for use at the point of patient care.

         Recent advances in technology allow many blood tests to be performed at the point of patient care, where the physician can most effectively use test results. Portable, easy-to-use analyzers designed to perform blood analysis rapidly and accurately are emerging as a solution to current healthcare demands. While speed is important in point-of-care testing, accuracy is critical. Since point-of-care testing is typically performed by operators who lack any special laboratory skills or training, the more error-proof the testing system, from sample collection through archiving of the test result, the more reliable the system will prove to be. By design, most point-of-care tests require limited materials and minimum labor. Point-of-care test systems must also comply with the Clinical Laboratory Improvement Amendment of 1988 ("CLIA") regulations. See "--Government Regulation--CLIA".

         Point-of-care devices are being developed for four major types of blood testing--blood gas, chemistry, hematology and hemostasis. The Company's technology focuses on hemostasis testing, which consists of the monitoring of coagulation and thrombolytic drugs. Based upon market research conducted by IMS America ("IMS"), the Company estimates that in 1992 U.S. hospitals conducted over 300 million PT and aPTT tests, two anticoagulant tests currently marketed by the Company. The Company believes that very few of such tests were conducted at the point of patient care because of the limited availability at that time of accurate point-of-care hemostasis testing.

         Access to timely and accurate coagulation test results must be provided quickly because a majority of the drugs used to regulate clotting are cleared rapidly from the body and these drugs must be closely monitored to maintain drug levels within a safe treatment range. Coagulation testing presents special challenges in achieving test accuracy, because blood begins to coagulate as soon as it leaves the body, and therefore any delay in performing a coagulation test may lead to a less accurate test result. For this reason, coagulation testing is an ideal area for point-of-care testing.

         The increased use over the past few years of thrombolytic drugs, which dissolve clots, in the treatment of heart attacks and strokes has increased the need for rapid thrombolytic test results, which can be provided by point-of-care testing. Prior to development of the Company's products, there were no point-of-care thrombolytic test systems available. Current laboratory tests capable of monitoring thrombolysis take 45 minutes to two hours to perform and therefore do not provide results during the critical early minutes of therapy, during which the patient is likely to derive the most benefit from appropriate doses of the drug. The ability to inform the physician of the presence of inhibitors to specific thrombolytic drugs and to monitor clot dissolution within minutes provides objective information upon which the healthcare provider can base a decision regarding optimal and cost-effective use of thrombolytic drugs such as t-PA, streptokinase and urokinase.

TAS Benefits

         The Company believes that the TAS analyzer and test cards enhance the physician's ability to obtain accurate hemostasis testing results quickly at the point of patient care. TAS will permit the timely initiation or alteration of patient therapy and assist in the monitoring of patient response to therapy, thereby providing the potential for substantial improvement in the quality of patient care and for reduced overall healthcare costs. Benefits of the Company's TAS point-of-care system include:

                  Accuracy and Precision. Clinical trials indicate that TAS's accuracy and precision are comparable to that of conventional laboratory equipment. TAS reduces opportunities for error by eliminating many of the steps involved in laboratory blood analysis, including transportation of the blood sample, its preparation for testing and the reporting of test results.

                  Rapid Test Results. TAS typically provides test results in under three minutes, which allows the healthcare provider to diagnose more quickly and accurately a patient's condition, as well as begin treatment, change treatment or monitor the patient's response to ongoing therapy.

                  Cost-Effectiveness. The Company believes that in addition to being competitive with the cost of laboratory testing on a test-by-test basis, TAS also may facilitate quicker transfers out of expensive critical care settings, reduce the overall length of hospital stays, reduce expenditures for laboratory equipment and associated maintenance and labor, and reduce the unnecessary use, and therefore the overall cost, of pharmaceuticals.

                  Ease of Use. TAS requires only a single drop of unprocessed blood, and no specialized laboratory training to operate. It can be used by any healthcare provider at the point of patient care. The TAS analyzer automatically controls all functions of the system, eliminating the need for highly specialized skills to perform the analysis and interpret the results.

                  Compliance with Current CLIA Regulations. Features of the TAS analyzer that were designed to meet CLIA regulations include internal quality control, operator access codes, patient identification, data storage, printer interface and battery operation. The Company believes that TAS complies with current CLIA regulations.

Strategy

         The Company's goal is to become the leading manufacturer and marketer of cost-effective point-of-care test systems for coagulation and thrombolytic drug monitoring and to establish TAS as the standard of care for coagulation and thrombolytic drug monitoring at the point of patient care. The Company intends to achieve this goal through the following strategies:

                  Broadening Sales and Marketing Efforts. In October 1996, the Company entered into a five-year North American distribution arrangement with Dade International ("Dade"). The Company has independent distributors in various countries, including the United Kingdom, Italy, Belgium, Germany, Austria, The Netherlands, Scandinavia, Israel, New Zealand and Australia.

                  Targeting Acute Care Facilities. The Company is directing its initial marketing efforts toward integrated healthcare networks ("IHN's") and large hospitals' central and stat laboratories, as well as acute care sites within such hospitals. The Company believes that these targeted customers are the most likely to make initial TAS purchases due to their high demand for the benefits of point-of-care testing. The Company also believes that once TAS's utility is demonstrated, additional sites within hospitals will be more likely to purchase TAS products.

                  Promoting Hospital and Physician Acceptance. The Company is seeking to gain broad acceptance of its products by hospitals and physicians through the dissemination of scientific, clinical and patient outcome data on its products. The Company's initial marketing efforts are targeted to directors of hospital central laboratories and cardiovascular specialists.

                  Expanding Technology Applications. The Company is seeking to expand the applications of TAS through development of additional tests, including heparin management tests, new anticoagulant tests and general screening tests. The Company is also developing complementary products such as quality control tests and data collection and analysis equipment.

                  Entering into Strategic Alliances. The Company is pursuing strategic corporate alliances with pharmaceutical and other companies. The Company believes that such strategic corporate alliances would increase the installed base of TAS analyzers and further accelerate the development and expansion of the applications of TAS.

Technology

         The Company's core technology relating to both the TAS analyzer and test cards is currently protected by three U.S. patents and 28 corresponding international patents. The TAS card technology combines a mixture of dry reagents and paramagnetic iron oxide particles ("PIOP") that is contained within the card's reaction chamber. The test card has the approximate dimensions and half the thickness of a standard credit card. Blood samples are introduced into this reagent/particle mixture, dissolving the dry reagent and freeing the magnetic particles to move within the card's chamber. When the oscillating magnetic field is generated by the TAS analyzer, the magnetic particles within the TAS card's reaction chamber move in response to the magnetic field. An optical sensor within the TAS analyzer monitors the motion of the magnetic particles without touching the blood sample. When movement diminishes to a predetermined amplitude, the TAS system determines that a clot has been formed.

         Conversely, the same technology is used to measure the time required for a clot to dissolve. The Company's technology permits the measurement of clot dissolution by introducing a sample of blood to a mixture of magnetic particles and reagents including a clot-forming chemical, thereby inducing a clot. The system then measures the amount of time required for the induced clot to dissolve. The Company believes that TAS is the only point-of-care system capable of monitoring both coagulation and dissolution of clots. Furthermore, an additional benefit to the Company is the flexibility of the TAS technology, which allows for further expansion of the Company's menu of tests, since new tests can be developed by using different reagents in the test cards.

Products

  Thrombolytic Assessment System (TAS)

         The Company's Thrombolytic Assessment System, or TAS, consists of a proprietary portable analyzer and proprietary, disposable test cards. The Company's TAS analyzer and test cards are designed to work effectively in a decentralized testing environment where they are used by healthcare personnel who need not have received formal central laboratory training. The current list price for the TAS analyzer is $5,000 and for individual test cards is between $6.00 and $30.00, depending on the test. All of these prices are subject to discounts for purchases in volume. The Company's products are able to provide point-of-care testing, which can save valuable time in obtaining test results, is more convenient to the healthcare professional than laboratory testing and allows for more efficient treatment of patients. The Company believes that TAS complies with current CLIA regulations. However, there is no formal CLIA approval process for specific devices other than the classification process, pursuant to which the TAS tests have been categorized as "moderate complexity" tests. Furthermore, the CLIA regulations affecting use of the TAS analyzer are subject to ongoing implementation, interpretation and revision. See "--Government Regulation--CLIA."

  Analyzer/System Operation

         The TAS analyzer weighs approximately four pounds and is about the size of the typical office telephone. The TAS analyzer has a four-line LCD display screen, which is driven by software to prompt the technician to input the user and patient ID numbers, sample type, and timing of application of the blood sample.

         TAS can test unprocessed whole blood or plasma. Whole blood is obtained through venipuncture by drawing blood from a patient, often into a tube containing sodium citrate, which stabilizes the blood prior to testing. The process of citrating blood requires no special training or skill, and can be done at the point of patient care by the same person who performs the TAS test, without adding any time to the process. Plasma, which is typically used in laboratory testing, is whole blood which has had various cellular components removed through spinning in a centrifuge for 10 to 15 minutes.

         To operate TAS, a test card is swiped through the magnetic strip reader of the analyzer, which automatically initiates quality controls and begins to elicit information from the operator through a series of prompts outlining the operating procedure for the specific test to be performed. The test card is then inserted into the TAS analyzer. A single drop of unprocessed citrated whole blood or plasma is then placed into the reaction chamber of the card, which already contains the appropriate mixture of dry reagents and PIOP for the test being performed. Typically within three minutes, the screen on the TAS analyzer displays a numerical test result, which is comparable to the result which would be achieved in a central laboratory using traditional testing procedures. The portable analyzer has been designed with a memory capability, may be connected to a printer, and with a software upgrade may be connected to the hospital's patient information system. The internal memory of the TAS analyzer allows for the storage of up to 1,000 individual test results and has an alphanumeric keypad that allows for the input of up to a 20-character patient identification code. Additionally, the keypad provides for coded entry so only authorized personnel can gain access to the system. The TAS analyzer can operate either on wall current or on an internal rechargeable battery.

  Test Cards

         Currently the TAS analyzer is capable of performing a variety of coagulation and thrombolytic assessment tests, including the aPTT, PT, HMT, SK Panel and LOT tests. The following table describes the tests that the Company is currently selling:


                                               PRINCIPAL
TEST                  TYPE                     APPLICATION                              STATUS
-------------       -----------------------  --------------------------------------   -------------------------------------------

Coagulation

aPTT                  Baseline/monitoring      Monitors low heparin levels              510(k) clearance received. Sold
                                                                                        commercially in U.S. and Europe.

PT                    Baseline/monitoring      Monitors oral anticoagulants             510(k) clearance received. Sold
                                                                                        commercially in U.S. and Europe.

PT One                Baseline/monitoring      Monitors oral anticoagulants with        510(k) clearance received.  Sold
                                               greater sensitivity                      commercially in U.S. and Europe.

HMT                   Heparin management       Monitors high heparin levels             510(k) clearance received. Sold
                                                                                        commercially in U.S. and Europe.

Thrombolysis

SK Panel*             Pre-therapy screen       Resistance to streptokinase              Extended clinical trials required for 510(k)
                                                                                        clearance. Sold commercially in Europe and
                                                                                        for investigational use only in U.S.

LOT                   Thrombolytic drug        Monitors establishment of lytic state    Extended clinical trials required for 510(k)
                        monitoring                                                      clearance. Sold commercially in Europe and
                                                                                        for investigational use only in U.S.


* Consists of three tests that the Company intends to sell separately in the future.


         The aPTT test is a coagulation screening test which may be used in conjunction with the PT to provide a global assessment of a patient's ability to form a clot. In addition, the aPTT test is used to monitor heparin, an injectable anticoagulant. Hospitals routinely use heparin as the initial treatment for patients with a clot, including patients suffering from heart attacks or strokes. Heparin also prevents clots from forming in patients undergoing procedures involving particular risks of clotting, such as angioplasties, angiograms, open heart surgeries, dialyses and certain other surgeries. Heparin must be closely monitored to assure adequate anticoagulation without increasing the risk of developing a bleeding complication. Time is particularly important when monitoring heparin, since the drug affects a patient's coagulation system within minutes.

         The PT test is a general screening test that is used to assess a patient's baseline hemostatic function or to monitor the use of warfarin, an oral anticoagulant. Although they are both anticoagulants, heparin and warfarin work in different ways and require different tests to monitor their functions. Warfarin is widely used for long-term treatment in patients who have previously developed clots, including after heart attacks, in order to inhibit coagulation and reduce the risk of developing additional clots. A physician uses the PT test to monitor and maintain drug levels within a safe treatment range; that is, too little warfarin will not prevent a new clot from developing, but too much of the drug may result in a bleeding complication.

         The Company manufactures and markets two different types of PT test cards, a general purpose PT test card routinely used in the United States, and the PT One, which uses a more sensitive scale of measurement. The PT One is currently the preferred test for all indications in Europe and is rapidly becoming more popular in the United States.

         aPTT tests are incapable of monitoring high levels of heparin. Therefore, the Company developed its HMT for monitoring patients requiring high dose heparin therapy during procedures such as open heart surgeries or dialyses. For example, during the course of an open heart surgery, the patient's blood may be tested as many as four to six times to assure an adequate heparin effect. The Company believes that its HMT is a more effective test than the Activated Clotting Time test ("ACT") currently used for procedures requiring high dose heparin therapy. Unlike ACT, HMT is not sensitive to changes in blood temperature or dilution, such as typically occur during open heart surgery. Clinical trials also indicate that HMT more closely correlates with a precise but time-consuming laboratory measurement of heparin concentration than does ACT. Finally, the Company believes that HMT is easier to perform and is less prone to operator error than ACT.

         The SK Panel is designed to assess a patient's response to one of the most commonly used thrombolytic drugs, streptokinase. Since approximately 10% of patients may develop neutralizing antibodies or inhibitors to streptokinase (which prevent the drug from being effective), physicians often use the more expensive thrombolytic drug, t-PA, rather than risk ineffective therapy with streptokinase. The SK Panel provides the physician with objective information on which to base a decision regarding the choice of thrombolytic drug. The SK Panel consists of three test cards, which the Company intends to market separately in the future. Two of the cards are designed to test the patient's response to low and high levels of streptokinase. The third card, which contains the Lytic Control test, is designed to identify possible defects in a patient's fibrinolytic system that may interfere with all thrombolytic drugs.

         The LOT test is designed to monitor a patient's response to any of the currently used thrombolytic drugs, including streptokinase, t-PA and urokinase. The LOT test is used during the administration of any thrombolytic drug to detect the establishment of the lytic state, after which additional administration of the drug may no longer be efficacious. Before the Company developed the LOT test, there was no rapid, precise method for monitoring the effects of thrombolytic therapy. With the information provided by the LOT test, healthcare providers can optimize thrombolytic therapy, providing for better, more cost-effective patient care.

         The Company is currently studying the feasibility of or developing several new tests to expand the menu for the TAS Analyzer. The Company is studying or developing four new tests to complement the aPTT and HMT in a complete heparin monitoring package. The Company's Heparin Response Test ("HRT") will be used to determine rapidly an individual's response to heparin, since patients differ widely in their responses to this drug. If HRT indicates that a patient may be resistant to the effect of heparin, adjunct therapy or another anticoagulant may be chosen. One reason for this resistance may be a deficiency of the natural anticoagulant, antithrombin ("AT"), which is required in order for heparin to achieve its full effect. The Company is developing an AT test to identify patients with this particular heparin defect. The Heparin Neutralization Test ("HNT") will monitor patients who have received heparin to determine if they have an underlying coagulation defect that may increase their risk of bleeding. The Protamine Sulfate Management Test ("PMT") will determine whether protamine sulfate has neutralized the heparin in a patient's blood at the end of surgery or if a patient develops a bleeding complication while on heparin. The Company also intends to develop an additional piece of equipment, known as ACCENT, to collect and analyze data derived from the Company's heparin monitoring tests.

         The Low-range Heparin Management Test ("LHMT") card currently under development by the Company is intended to monitor the levels of heparin used during certain surgical procedures, including angioplasty and cardiac surgery on pediatric patients.

         The Company is studying or developing two tests that will be used in connection with new anticoagulant drugs entering the market. The Thrombin Inhibitor Management/Ecarin Clotting Time ("TIM/ECT") test is designed to monitor the effect of a new class of anticoagulant drugs, "antithrombins" such as hirudin or argatroban. Likewise, the Company's Anti-Xa test will be used to monitor low molecular weight heparin, a more purified form of heparin that cannot be monitored by the aPTT. In addition, the Anti-Xa test can determine full length heparin concentration and it may be used in combination with the aPTT and HMT to more precisely determine a patient's response to heparin.

         The Company's Ancrod test is a new test under development that will allow a physician to monitor a patient's level of Ancrod, a new drug for the treatment of stroke.

         The Company is also developing, or preparing for field trials of, versions of certain of its test cards, including PT and HMT, which would allow testing of noncitrated, as well as citrated, blood. In addition, the Company is developing PT and aPTT test cards calibrated to the reagents of its new North American distributor, Dade. See "--Sales and Marketing".

         The following table describes certain of the Company's tests currently undergoing initial feasibility study or development (including field trials):



TEST           TYPE                       PRINCIPAL APPLICATION                      STATUS
------------ -------------------------  -----------------------------------------  ------------------------------------------


HRT            Heparin management         Predicts response to heparin               Initial development completed; field trials
                                                                                     in progress.

AT             Heparin management         Required heparin co-factor                 Feasibility determination in progress.

HNT            Heparin management         Predicts problems after heparin            Initial development completed; field trials
                                          neutralization                             in progress.

PMT            Heparin management         Specifies amount of protamine sulfate to   Initial development completed; field trials
                                          neutralize heparin                         in progress.

LHMT           Heparin management         Low-range heparin management               Initial development completed; field trials
                                                                                     in progress.

(TIM) ECT      New anticoagulant drug     Thrombin inhibitor management              Initial development completed; field trials
               monitoring                                                            in progress.

Anti-Xa        New anticoagulant drug     Monitors low molecular weight heparin      Feasibility determination in progress.
               monitoring

Ancrod         New stroke drug            Monitors new treatment for stroke          Feasibility determined; development
               monitoring                                                            initiated.


Quality Control Products

         The Company also develops and manufactures single-use "crush-vial" controls for each test card. These controls perform quality assurance at the point of care. In addition, the Company is developing Electronic Quality Control ("EQC") cards to test analyzer function.

Sales and Marketing

         The Company commenced marketing TAS products commercially in May 1995. As of December 31, 1996, the Company had sold 287 TAS analyzers in the United States to a total of 60 hospitals and 252 analyzers in Europe. These analyzers and certain of the Company's test cards are currently being used in ten different departments in those hospitals.

         In April 1995, the Company entered into a purchasing agreement with Voluntary Hospitals of America ("VHA"), a 1,000-member hospital alliance. VHA's Technology Development Program had previously identified the Company as a technically innovative company producing new products that will benefit VHA member hospitals. The Company was selected by VHA as the vendor of choice for point-of-care hemostasis testing after investigating available technologies. The Company was selected for this VHA program because of the improved patient care and potential cost savings resulting from use of TAS in monitoring anticoagulant drugs and in selecting and monitoring thrombolytic drugs. Under the program, VHA will provide marketing support for the Company products and has produced marketing and training videotapes for TAS, promotional brochures and technical white papers. In exchange for such services, the Company has agreed to provide VHA member hospitals with priority in receiving TAS products, as well as "most favored customer" pricing on TAS products. In addition, the Company will pay rebates to VHA on sales to VHA member hospitals.

         In 1996, the Company focused its sales and marketing efforts on hospitals with over 200 or more beds through its direct sales force. The Company employed eight experienced technical sales staff and a laboratory trained technical service group of five. Utilizing this group the Company achieved its goal of gaining recognition for its technology and initiated over 170 clinical evaluations.

         In October 1996, the Company signed an exclusive, five-year development and distribution agreement with Dade, a world leader in coagulation reagent sales, with its share of the U.S. reagent market estimated at over 50%. An anticipated advantage of this agreement is that the Company's TAS technology may be used to calibrate test results to Dade products, with the anticipated standardized testing solutions being more attractive to customers. Under the Company's agreement with Dade, Dade has the right to distribute TAS technology under a joint Dade/Cardiovascular Diagnostics, Inc. label to hospitals and non-hospital laboratories. The PT and aPTT tests will be sold exclusively by Dade in the United States, Canada, Mexico and certain Latin American countries. In addition, Dade intends to cooperate in, and fund development of, additional tests for distribution.

         The Company continues to consider additional distribution channels in the United States, including joint ventures with strategically positioned corporate partners. To the extent that specialized test capabilities are developed, the Company may consider joint development and subsequent co-marketing agreements with corporate partners in the pharmaceutical industry.

         During 1996, the Company also entered into collaborative agreements with Bayer Corporation and Knoll AG for development of tests for anti-thrombin and thrombin inhibitor drugs, respectively. These test cards are currently involved in the field and clinical trials associated with these therapeutic compounds. The Company's strategy with respect to these and other potential specialty tests is to be the only company capable of monitoring certain next generation drugs at the site of administration. The Company expects to continue to attempt to enter into new collaboration agreements with major pharmaceutical companies in 1997.

         The Company also markets TAS products in Europe and elsewhere. The advantages of marketing TAS in Europe include the presence of a large number of physicians and scientists who are recognized experts in the areas of hematology and cardiology. These physicians and scientists publish extensively on new technologies and tend to be early adopters of the latest technical innovations. In Europe, the Company's strategy is to sell primarily through independent distributors, although it may in the future enter into strategic European distribution agreements like the agreement with Dade. The Company has entered into agreements with an independent distributor in each of the United Kingdom, Italy, Belgium, Germany, Austria, The Netherlands, Scandinavia, Israel, New Zealand and Australia. Selection criteria for Company distributors include: an interventional cardiology and point-of-care focus; synergistic other product offerings; a dedicated sales force; and technical sales orientation. The Company provides its distributors' personnel with a comprehensive, three-day training course at its headquarters in Raleigh, North Carolina. Monthly reports are obtained from each distributor detailing results of evaluations, completed sales and a three-month rolling sales forecast. Formal distributor meetings are held on a quarterly basis to review sales and marketing progress. Distributor relationships are reviewed annually before extension of the distribution agreement.

         The commercial success of the Company's products will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the utility and cost-effectiveness of the Company's tests, the receipt of regulatory clearances in the United States and elsewhere and the availability of third-party reimbursement. The availability of point- of-care hemostasis test systems has been limited to date, so the Company, by selling point-of-care hemostasis test products, is targeting an essentially new market. Diagnostic tests similar to those developed by the Company are generally performed by a central laboratory at a hospital or clinic. The approval of the purchase of diagnostic equipment by a hospital is generally controlled by its central laboratory. The Company expects there will be resistance by central laboratories to yield control of tests they have previously performed. The Company will also have to demonstrate to physicians that its diagnostic products perform as intended, meaning that the level of accuracy and precision attained by the Company's products must be comparable to test results achieved by central laboratory systems. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company.

         The Company is substantially dependent upon Dade for marketing and distribution in North America. There can be no assurance that the Company will be able to build an adequate sales and marketing staff, that establishing such a sales and marketing staff will be cost-effective, or that Dade's or the Company's direct sales and marketing efforts will be successful. The loss of one or more of the Company's foreign distributors or the inability to enter into agreements with new distributors to sell TAS products in additional countries could have a material adverse effect on the Company. There can be no assurance that the Company or its distributors will be successful in marketing or selling the Company's products.

Clinical Evaluations

         In the ongoing effort to support released as well as developmental products, clinical trials and evaluations have escalated in activity. During 1996, over 170 hospitals throughout the United States initiated clinical evaluations using the PT, aPTT or HMT test cards. The purpose of these evaluations was to allow the hospitals to use the system in a clinical setting over an extended period to confirm the TAS accuracy, precision, speed and ease of use. Similar evaluations have been accomplished in Europe through the network of individual country distributors; these evaluations have included the SK and LOT test cards as well as the PT, aPTT and HMT. Where applicable, the TAS data is compared to existing systems and methodologies and the clinical utility is established by the institution. Evaluations of this type are intended to provide the institution with the necessary documentation to support routine use of the TAS.

         In 1996, the activities surrounding formal clinical trials sponsored and funded by the Company were reorganized and realigned to more closely support the product priorities and Company objectives. As a part of this process, clear clinical trial objectives and the expected outcome or benefit have been established. Formal trials being initiated by the Company must comply with the objective of FDA submission or provide the Company with pertinent clinical data which ultimately results in presentation and publication of the data. Clinical sites and studies are screened and the sites are involved in the development and design of the study protocol. Studies and data are monitored by the Company in order to ensure that when completed, the trial will meet with the study objectives.

         The coordination and monitoring of clinical trial activity is being addressed in the United States as well as Europe. In an attempt to assist with this effort in Europe, the Company has established a European Scientific Advisory Board which is comprised of cardiologists, anesthesiologists and laboratory based coagulation clinicians. This board has recommended that the Company endorse multi-center coordinated trials which concentrate on TAS technology as compared to existing methods. Initially, proposed studies include HMT, aPTT, SK and LOT tests and would involve multiple sites in different countries utilizing a defined specific protocol. By involving multiple sites in a coordinated trial, the power of the study is enhanced and the endorsement of TAS technology is more widespread. Similar efforts are being pursued in the United States, with clinical sites being carefully selected and studies being closely coordinated.

         In addition, multiple research trials are being conducted for new test cards and controls. These studies are primarily being accomplished in established reference laboratories where there is a collaborative research agreement between the Company and the institution. This type of situation provides the Company with a controlled external testing environment where confidentiality is maintained and exposure is minimal. Initial field testing is performed in these sites as well as data collection for 510(k) submissions.

         In 1997, CVDI intends to continue to initiate trials and obtain clinical data which demonstrate clinical utility, support product claims and quantify the advantages of rapid testing in terms of patient outcome and cost savings. More than 20 studies are planned over the course of the year, with the objective being to provide the Company and the marketplace with pertinent clinical evaluations and publications. These clinical trials are critical to the ultimate success of the Company.

Research and Development

         The Company has a research and development staff consisting of eight people, four of whom have Ph.D's in related fields. Continuing research and development is focused on expanding the menu of tests. See "--Products--Test Cards".

         During fiscal 1994, fiscal 1995 and fiscal 1996, the Company's research and development expenses were approximately $1,882,000, $1,801,000 and $2,230,000, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

Competition

         The medical diagnostic testing industry is characterized by rapidly evolving technology and intense competition. TAS competes in the coagulation and hematology testing market with manufacturers providing testing equipment to central and stat laboratories of hospitals, since such laboratories currently perform a substantial portion of such testing, and with other point-of-care coagulation and hematology test system manufacturers. Laboratories provide the same tests performed by TAS; however, these laboratory tests generally require the use of skilled technicians and complex, expensive equipment. The Company believes that TAS offers several advantages over these laboratory-based instruments, including faster results, ease-of-use, reduced opportunity for error and cost-effectiveness.

         The Company has several competitors, including Boehringer Mannheim Corporation ("BMC"), International Technidyne Corporation ("ITC") and Medtronic, that manufacture and market point-of-care coagulation and hematology test systems. ITC, in particular, has a large installed base of systems, which it has been selling for approximately 20 years. Despite the fact that the Company believes that TAS competes favorably with these systems, ITC's installed base could give it a competitive advantage. Although the market for point-of-care coagulation and hematology test systems is in its early stages of development, the Company believes that potential customers will base their purchasing decisions upon a combination of factors, including accuracy and precision, speed, cost-effectiveness, ease-of-use and compliance with CLIA guidelines.

         If the Company introduces additional blood tests beyond its initial coagulation and hematology tests, it will compete with numerous companies that market similar products to hospitals for use in laboratories and at the point of patient care. Other manufacturers and academic institutions may be conducting research and development with respect to blood testing technologies and other companies may in the future engage in research and development activities regarding products competitive with those of the Company. Many of the companies in the medical technology industry, including those listed above, have substantially greater capital resources, research and development staffs, sales and manufacturing capabilities and manufacturing facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with TAS. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory clearances, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those being marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

Patents and Other Intellectual Property

         The Company pursues patent applications to provide protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in the Company's products and for those inventions most likely to be used by others as competing alternatives. Three U.S. and 28 corresponding international patents have issued to the Company covering various aspects of the TAS technology. The Company has filed, and is pursuing, a number of additional U.S. and international patent applications.

         The Company's success will depend in part on its ability to enforce its patents, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's ability to protect its proprietary position is also in part dependent on the issuance of additional patents on current and future applications. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions. No assurance can be given that any patent applications will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership to the patents and other proprietary rights held by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around the Company's patents. In addition, others may hold or receive patents or file patent applications which contain claims having a scope that covers products developed by the Company. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents or could be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement.

         The Company also relies upon unpatented trade secrets to protect its proprietary technology. In particular, the Company believes that its custom-designed automated test card production line embodies proprietary Company process technology. No assurance can be given that others will not independently develop or otherwise acquire equivalent technology or otherwise gain access to the Company's proprietary technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In March 1997, the Company filed a lawsuit against BMC alleging, among other things, misappropriation of trade secrets. See "Item 3. Legal Proceedings". This and any other litigation, which would result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of Biotrack or others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse determination in any such litigation could subject the Company to significant liability to third parties, could require the Company to seek licenses from third parties, which licenses may not be available or, if available, may not be on terms acceptable to the Company; and ultimately could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company.

Licenses

  BMC License

         In June 1989, the Company entered into a License Agreement with BMC (as subsequently amended in September 1995, the "BMC License"), pursuant to which the Company granted BMC exclusive rights to manufacture and sell aPTT and PT test products under the Company's patent applications throughout the world, except for certain Asian countries. Under the terms of the BMC License, the Company regained certain rights to manufacture and sell such products in 1993, when the Company paid BMC $1,000 after BMC declined to license the SK Panel. In September 1995, the Company and BMC amended the BMC License to terminate the royalty and milestone payment obligations of BMC to the Company effective June 30, 1995, and to clarify that the Company can sell aPTT and PT tests for use on an analyzer that is also capable of analyzing a thrombolytic test. The TAS analyzer is capable of analyzing aPTT, PT and thrombolytic tests, and the Company does not intend to introduce an analyzer capable of analyzing aPTT or PT tests that is not also capable of analyzing a thrombolytic test. As a result of this amendment, the Company and BMC each have rights to sell aPTT and PT test products under the Company's patent applications throughout the world, except for certain Asian countries. During the year ended October 31, 1993, the Company received a fee from the licensee of $750,000 for the licensee introducing the licensed product to market. The Company received royalty payments of $88,841 under this agreement during the year ended December 31, 1994 and $61,596 during the year ended December 31, 1995. BMC's obligation to pay royalties and any future milestone payments under the BMC license terminated as of the end of the second quarter of 1995.

  Tokuyama Soda License

         In October 1988, the Company entered into a License Agreement with Tokuyama Soda Company, Ltd. ("Tokuyama") pursuant to which the Company granted Tokuyama exclusive rights to manufacture and sell PT and aPTT tests and analyzers in certain Asian countries (the "Tokuyama License"). The Tokuyama License requires that the Company negotiate in good faith with Tokuyama for 90 days prior to marketing or licensing in these Asian nations any new products that the Company develops related to the licensed tests or analyzer technology.

         In 1988 and 1989, Tokuyama paid the Company an aggregate license fee of $1,080,000 pursuant to the Tokuyama License. In addition, until the earlier of October 2004 or the expiration of the last Japanese patent covering the licensed technology, Tokuyama must pay the Company royalties based on Tokuyama's net sales of licensed products, subject to annual minimums through September 2000. The Company can terminate the Tokuyama License if Tokuyama fails to make a required payment or report (or makes a false report), or if Tokuyama voluntarily ceases the manufacture and sale of licensed products for 12 months, and if, in any such case, Tokuyama fails to remedy such default within 60 days after notice thereof from the Company.

         In December 1995, the Company and Tokuyama amended the Tokuyama License, to, among other things, provide the Company with the right to market PT and aPTT tests and analyzers in an Asian country (other than Japan, Taiwan and South Korea) if Tokuyama has not attained annual net sales of $250,000 in the country by June 30, 1996 (or within 12 months of the time when export to such country becomes authorized). In the event the Company exercises this right, it and Tokuyama may both market in the country and must each pay royalties to the other. The amendment also provides that the Company owns all rights outside Asia to Tokuyama improvements to the Company's technology, and must pay royalties to Tokuyama based on Company net sales of products incorporating such improvements.

         The Company received royalty payments under this agreement of $46,450, $63,176 and $32,835 using the years ended December 31, 1994, 1995 and 1996, respectively.

Manufacturing

         The Company operates a manufacturing facility in Raleigh, North Carolina to assemble TAS analyzers. Vendors currently provide all molded parts, mechanical components and printed circuit boards. The Company assembles the components and provides final mechanical, electrical and chemistry testing of each analyzer. The Company believes that it has sufficient capacity to accommodate anticipated demand.

         The Company also operates a proprietary automated test card production line at its Raleigh facility. This automated production line was custom-designed by the Company and built to its specifications. The Company believes that this production line embodies proprietary Company process technology. The line has been designed to allow for increased production as dictated by customer demand. Programs are currently in process to attempt to double manufacturing capacity from the current level of 22,000 cards per day.

         The FDC Act requires the Company to manufacture its products in registered establishments and in accordance with GMP. The Company and Coeur are both registered as medical device manufacturers and are subject to periodic inspections by the FDA. The Company received ISO 9002 certification in 1996, and the Company and Coeur are further implementing requirements of the International Standards Organization ("ISO") at their manufacturing facilities.

         To be successful, the Company must manufacture its products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has limited experience producing its products in large commercial quantities. There can be no assurance that the Company will be able to manufacture accurate and reliable products in large commercial quantities on a timely basis and at an acceptable cost.

         Most of the raw materials and components used to manufacture the Company's TAS products are readily available. However, certain of these materials are obtained from a sole supplier or a limited group of suppliers. For example, the Company currently obtains the PIOP used in the TAS test cards from a single source, which is currently holding enough PIOP to produce the Company's test cards for at least the next ten years. The Company believes that, in the event of an interruption in the availability of PIOP from such supplier, the Company has enough PIOP at its facility to supply its needs until an alternative source could be procured. The Company generally does not maintain long-term agreements with any of its suppliers. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components and reduced control over pricing, quality and timely delivery. Any interruption in supply could have a material adverse effect on the Company.

Government Regulation

  FDA

         The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by the FDA. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval ("PMA") for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under the FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive a PMA from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

         Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through either a 510(k) notification (a "510(k)") or a PMA. Commercial distribution of a device for which a 510(k) is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to 12 months from submission of a 510(k) to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device's safety and efficacy be performed. A "not substantially equivalent" determination or a request for additional information could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require a new 510(k). If the FDA requires the Company to submit a new 510(k) for any modification to the device the Company may be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

         The Company received 510(k) clearance to market its PT and aPTT test cards, along with a first generation analyzer, in 1988. In 1993, the Company received 510(k) clearance for the TAS analyzer to be marketed with PT and aPTT tests. The Company received 510(k) clearance in May 1995 to commercially market the HMT test. The Company submitted a 510(k) for its SK Panel in September 1993. This submission was withdrawn in October 1994, after consultation with the FDA, pending the conclusion of additional clinical evaluations of the SK Panel. The Company is currently working with the FDA to establish protocols for additional clinical evaluations. The Company intends to submit the data from those clinical trials to the FDA in a revised 510(k) for the SK Panel. There can be no assurance, however, that the additional clinical evaluations will satisfy the FDA's requirements, that market clearance will be forthcoming in a timely manner, if at all, or that the FDA will not require more extensive clinical evaluations, other information, or submission of a PMA. There can be no assurance that the Company will obtain 510(k) clearance on a timely basis, or at all, for any device for which it files a future 510(k).

         The SK Panel and LOT tests are currently sold in the United States for investigational use only in connection with clinical evaluations of the safety and effectiveness of the products. Although clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, a clinical investigation is exempt from the IDE requirements provided the clinical investigation involves a noninvasive test, does not require an invasive sampling procedure that presents significant risk, does not introduce energy into a subject, and is not used as a diagnostic procedure without confirmation of the diagnosis by another medically established diagnostic product or procedure. Manufacturers must also establish distribution controls to assure that devices distributed for the purposes of conducting clinical investigations are used only for that purpose. Pursuant to FDA policy, manufacturers of devices labeled "for investigational use only" must establish a certification program under which investigational devices are distributed to or utilized only by individuals, laboratories or healthcare facilities that have provided the manufacturer with a written certification of compliance indicating that: the device will be used for investigational purposes only; results will not be used for diagnostic purposes without confirmation of the diagnosis under another medically established diagnostic device or procedure; all investigations will be conducted with approval from an institutional review board ("IRB"), using an IRB-approved study protocol, and patient informed consent; and the device will be labeled in accordance with the applicable labeling regulations. Failure of the Company or recipients of the Company's "investigational use only" products to comply with these requirements could result in enforcement action by the FDA that would adversely affect the Company's ability to conduct testing necessary to obtain market clearance and, consequently could have a material adverse effect on the Company.

         The Company submitted a 510(k) for a new injector turret developed by Coeur for use in power injectors for angiographic procedures to the FDA in August 1995. The 510(k) was prepared by a high-level employee of the Company with regulatory affairs and quality assurance responsibilities. The 510(k) contained product information, including results from tests that were purportedly performed relating to physical measurements of the device. In September 1995, while the 510(k) was under review by the FDA, the FDA contacted the employee who prepared it and asked for additional information. After receiving the request, the employee informed senior Company management that no testing relating to physical measurements had been performed on the device and that the physical measurement test data submitted in the 510(k) were false. The employee acknowledged sole responsibility for creating and submitting the false data. Upon learning of the matter, the Company promptly withdrew the 510(k), suspended the responsible employee and initiated an internal investigation of the matter. Upon completion of the Company's detailed internal investigation, the Company had the matter investigated by an independent quality assurance organization and the Company's special FDA regulatory counsel. Based on the results of these investigations, the Company concluded that the employee had acted alone, that no pressure had been put on the employee to obtain clearance for this device and that there was no evidence that false data had been previously submitted to the FDA. As a result of this matter, the Company created a permanent Compliance Committee (which currently consists of three non-employee directors of the Company) to report directly to the Board of Directors on regulatory compliance matters and to recommend regulatory procedures and safeguards to preclude the possibility of any such occurrences in the future. The Compliance Committee reviewed the results of the Company's internal investigation and the independent investigations of this matter. Based on the recommendations of the Compliance Committee, the Company accepted the resignation of the responsible employee. The Company also has advised the FDA of the matter and described the corrective actions the Company has taken. The Company believes that it has acted appropriately in connection with this matter, but there can be no assurance that the FDA will consider the Company's corrective actions to be sufficient. If the Company's corrective actions are not deemed sufficient by the FDA, possible consequences include civil money penalties against the Company and/or its officers (ranging from $1,000 to $500,000 per violation), temporarily withholding future 510(k) clearances and criminal prosecution. These actions, if taken by the FDA, could have a material adverse effect on the Company.

         A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements. If the FDA's evaluations are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluations are not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their facilities and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with Good Manufacturing Practice ("GMP") regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has approved changes to the regulations which may increase the cost of complying with GMP requirements.

         Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

  Regulations on Exported Products

         Export of products that have market clearance from the FDA in the United States do not require FDA authorization. However, foreign countries often require an FDA certificate for products for export (a "CPE"). To obtain a CPE the device manufacturer must certify to FDA that the product has been granted clearance in the United States and that the manufacturing facilities appeared to be in compliance with GMPs at the time of the last FDA inspection. The FDA will refuse to issue a CPE if significant outstanding GMP violations exist.

         Export of products subject to the 510(k) requirements, but not yet cleared to market, are permitted without FDA authorization provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by the FDA for export. To obtain FDA export approvals certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. There can be no assurance that the FDA will grant export approval when such approval is necessary, or that the countries to which the devices are to be exported will approve the devices for import.

         The Company has obtained CPEs for the PT, PT One, aPTT and HMT tests and the TAS analyzer. Failure of the Company to obtain a CPE for the export of its products in the future could have a material adverse effect on the Company. Products which the Company exports that do not have premarket clearance in the United States include the SK Panel and LOT tests. The Company has made a determination that these products are subject to the 510(k) requirements and, consequently, has not requested FDA approval for the export of this device. However, there can be no assurance that the FDA would agree with the Company's determination that these products are subject to the 510(k) requirements and would not require the Company to obtain FDA export approval. Such a determination by the FDA may significantly delay and impair the Company's ability to continue exporting the SK Panel and LOT tests and could have a material adverse effect on the Company.

         The introduction of the Company's test products in foreign markets will also subject the Company to foreign regulatory clearances, which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging, requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. Approval by foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the Company.

  CLIA

         The Company's products are also subject to the requirements of CLIA. This law requires all laboratories, including those performing blood chemistry tests, to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity --"waived", "moderate complexity" and "high complexity". The PT and aPTT tests performed by TAS have been categorized by the FDA and the Centers for Disease Control and Prevention (the "CDC") as moderate complexity tests. There can be no assurance that these tests will not be recategorized, or that other tests performed by the TAS will not be categorized as high complexity tests or that such a categorization will not have a material adverse effect on the Company. Furthermore, there can be no assurance that regulations under and future administrative interpretations of CLIA will not have an adverse impact on the potential market for the Company's products.

         Laboratories that perform either moderate or high complexity tests must meet certain standards, with the major difference in requirements being quality control and personnel standards. Quality control standards for moderate complexity tests (not modified by laboratories) are being implemented in stages, while laboratories performing high complexity and modified moderate complexity tests currently must meet all of the quality control requirements. Personnel standards for high complexity tests require that personnel have more education and experience than personnel conducting moderate complexity tests. All laboratories performing moderately complex or highly complex tests are required to obtain either a registration certificate or certification of accreditation from the Health Care Financing Administration. With certain specified exceptions, each site for laboratory testing must file a separate application and separately meet all CLIA requirements. Multiple laboratory sites within a hospital located at contiguous buildings on the same campus and under common direction may file a single application. As a result of the CLIA requirements, hospitals may be discouraged from expanding point-of-care testing. Because CLIA certification must be obtained by laboratories, the Company does not possess sufficient data to make a determination as to the cost of certification to a laboratory or the potential inhibiting effect of CLIA certification on the purchase of the Company's products by laboratories.

  Other Regulations

         Company and its products are also subject to a variety of state and local laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local laws or regulations may hinder the Company's ability to market its products in those states or localities. Use of the Company's products will also be subject to inspection, quality control, quality assurance, proficiency testing, documentation and safety reporting standards pursuant to the Joint Commission on Accreditation of Healthcare Organizations. Various states and municipalities may also have similar regulations.

         Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company.

         Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company.

Reimbursement

         The Company's ability to commercialize its products successfully depends in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities (such as the Health Care Financing Administration (the "HCFA")), which determines Medicare reimbursement levels), private health insurers and other organizations ("Payors"). Payors are increasingly challenging the prices of medical products and services. Payors may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods, or is experimental, unnecessary or inappropriate. Also, the trend towards managed healthcare in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in customers demanding lower prices for the Company's TAS products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on the Company's ability to sell its products and may have a material adverse effect on the Company.

         Effective October 1991, HCFA adopted new regulations providing for the inclusion of capital-related costs in the prospective payment system, under which providers are reimbursed on a per-discharge basis at fixed rates unrelated to actual costs, based on diagnostic related groups. Under this system of reimbursement, equipment costs generally will not be reimbursed separately, but rather, will be included in a single, fixed-rate, per-patient reimbursement. These regulations are being phased in over a 10-year period, and, although the full implications of these regulations cannot yet be known, the Company believes that the new regulations will place more pressure on hospitals' operating margins, causing them to limit capital expenditures. These regulations could have an adverse effect on the Company's results of operations if hospitals decide to defer obtaining medical equipment as a result of any such limitation on their capital expenditures. The Company is unable to predict the effect on the Company, if any, additional government regulations, legislation or initiatives or changes by other Payors affecting reimbursement or other matters which may influence decisions to obtain medical equipment.

         There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, or that if available it will not be decreased in the future, or that any reduction in reimbursement amounts will not reduce the demand for or the price of the Company's products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical procedures using the Company's tests would have a material adverse effect on the Company. Moreover, the Company is unable to forecast what additional legislation or regulations, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulations would have on the Company.

Coeur's Business

         On October 31, 1993, the Company acquired Coeur, which manufactures and sells a line of disposable power injection syringes used for cardiology and radiology procedures, as well as a line of manifolds used in custom angiographic procedure kits. The Company acquired Coeur in order to gain access to Coeur's management and infrastructure, its positive annual cashflow and its manufacturing facility. The Company believes that the acquisition of Coeur has accelerated the commercialization of TAS.

         Because Coeur does not manufacture injectors and has no direct sales force, its primary customers for disposable syringes are injector manufacturers. The three principal injector manufacturers are Medrad (which is the market leader), Liebel-Flarsheim and E-Z-EM. Coeur's unique marketing position is a result of a patent that allows Coeur to manufacture an alternative to Medrad 200m1 syringes, which model represents approximately half of all disposable syringe sales. Because hospitals typically use more than one manufacturer's injector, salesmen must have a full line of syringes capable of fitting each type of injector. Liebel Flarsheim and E-Z-EM buy 200m1 syringes from Coeur, because Coeur's patent makes it the only current alternative source for Medrad 200m1 syringes. In addition, Coeur manufactures, on an OEM basis, all disposable syringes for E-Z-EM injectors. For the fiscal year ended December 31, 1996, E-Z-EM, Liebel-Flarsheim and Kimal Scientific Products Ltd. each represented more than 10%, and in total represented 77% of Coeur's net sales.

         Coeur's other product line is manifolds, which historically have been sold to kit manufacturers as components for custom angiographic kits. Most kit components are commodity products and not proprietary. Management believes that future sales trends will be toward more standardization of angiographic kits. Additional competitors are expected to enter the custom kit market and pricing will become more competitive.

         Since its acquisition by the Company in October 1993, Coeur has operated profitably and therefore helped fund the Company's activities related to its diagnostic products. While the Company does not expect to rely upon profits from Coeur to fund a significant portion of its operations, there can be no assurances that Coeur will remain profitable. Coeur's business is subject to various risks, including the limited market for its products, competition, decreases in gross profits attributable to increases in the price of raw materials, technological obsolescence, uncertainty of protection of patents and other proprietary technology, reliance upon its distributors and a limited number of customers, and governmental regulation.

Product Liability and Insurance

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. The Company maintains product liability insurance with coverage of up to $6 million per claim, with an annual aggregate policy limit of $7 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially acceptable terms, or at all. Consequently, product liability claims could have a material adverse effect on the company's business, financial condition and results of operations.

Employees

         The Company had 83 employees as of December 31, 1996. Eight employees are engaged in research and development, 44 in manufacturing and quality control, 10 in engineering, 11 in sales/marketing and 10 in finance/administration. Many of the Company's executive and technical personnel have had experience with biomedical diagnostics companies. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that employee relations are good.

         The Company's success depends to a significant extent upon a number of key management and technical personnel. Although the Company maintains key man life insurance policies on three of its executive officers, the loss of the services of one or more of these executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's failure to attract, hire and retain these personnel would have a material adverse effect on the Company.

Factors Affecting Operating Results and Stock Price

         The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of sales, customer purchasing patterns and the timing of new product introductions by the Company or its competitors. A substantial number of outstanding shares of Common Stock will become eligible for future sale in the public market at various times. Sales of substantial amounts of such shares in the public market could adversely affect the market price of the Common Stock. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations or new products by the Company or its competitors or third parties, as well as market conditions in the medical diagnostic device or point-of-care blood testing industries, may have a significant impact on the market price of the Company's Common Stock.


Item 2.  PROPERTIES.

         The Company's principal corporate offices are located at 5301 Departure Drive, Raleigh, North Carolina 27616. The Company occupies approximately

55,000 square feet of development, production and administration space at that location pursuant to a facility lease that runs through January 2001.

         The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.


Item 3.  LEGAL PROCEEDINGS.

         In August 1992, Ciba Corning sent a letter to the Company stating it appeared that the Company infringed patents owned by Biotrack Inc., ("Biotrack") a wholly-owned subsidiary of Ciba Corning, and that the Company should cease any activity that infringed the patents. In September 1992, the Company responded that it believes that it is not infringing Biotrack's patents and that its issued U.S. patents protect all of its products which are currently cleared by the FDA or in clinical trials. Since September 1992, BMC has acquired Biotrack, and the Company has had no further contact with Biotrack or its parent concerning this matter until March 1996, when BMC sent another letter to the Company alleging infringement. The Company intends to defend itself vigorously in connection with these allegations.

         In March 1997, the Company filed suit in Raleigh, North Carolina in U.S. District court charging BMC with misappropriation of the Company's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices and constructive fraud. In addition, the Company has requested a declaratory judgment that neither the products nor activities of the Company infringe U.S. Patents purportedly owned by BMC. The complaint alleges that this unauthorized disclosure of the Company's trade secrets is (i) a breach of the license agreement between BMC and the Company,
(ii) a breach of the fiduciary duty owed by BMC to CVDI, (iii) constructive fraud, (iv) a misappropriation of the Company's trade secrets in violation of North Carolina's Trade Secrets Act, and (v) constitutes unfair trade practices in violation of the North Carolina Unfair Trade Practices Act. The complaint further requests the court to declare that the Company's blood assay products and activities do not infringe either of two U.S. Patents held by BMC, in response to a letter to the Company from BMC asserting that the Company is infringing these patents. The Company is requesting an award of substantial actual and punitive damages due to the unauthorized disclosure of the Company's trade secrets, which could be tripled due to violation of the North Carolina Unfair Trade Practices Act and is seeking to obtain ownership of the patents and patent applications worldwide that contain the Company trade secret information.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

Executive Officers of the Company

         The following sets forth information with respect to all the executive officers of the Company, including their names, ages, positions with the Company and business experience during the last five years, as of March 31, 1997.

         John P. Funkhouser, age 43, was elected President, Chief Executive Officer and a director of the Company in October 1993 upon the Company's acquisition of Coeur. Since February 1992, Mr. Funkhouser has also served as President and Chief Executive Officer of Coeur. Before his employment with Coeur, Mr. Funkhouser was a General Partner with Hillcrest Group, a venture capital firm, and worked for over nine years in managing venture capital portfolio companies. In 1991, CSVa, Inc., a venture capital portfolio company of which Mr. Funkhouser was a director, filed a petition for bankruptcy. Mr. Funkhouser holds a B.A. from Princeton University and an M.B.A. from the University of Virginia.

         B. Denise Hobbs, age 45, was elected Vice President of Finance and Administration in February 1997. Since October 1993, she has also served as Treasurer and Secretary of the Company. From October 1993 until May 1996, Ms. Hobbs was also Director of Finance and Administration of the Company. Since 1991, she has also served as Coeur's Controller and Secretary. For over three years prior to joining Coeur, Ms. Hobbs was the Controller for the Virginia Municipal League. Ms. Hobbs holds an M.S. in Accounting and Finance from Virginia Commonwealth University.

         Jonathon Lawrie, Ph.D., age 46, was elected Managing Director, Europe and Chief Scientific Officer in 1994. From January 1992 until 1994, Dr. Lawrie served as President and a director of the Company. Prior to joining the Company, Dr. Lawrie was Director of Development of Roche Diagnostic Systems for over two years. Dr. Lawrie holds an M.S. and a Ph.D. in Microbiology and Immunology from the University of Washington.

         Michael D. Riddle, age 43, was elected Vice President of Sales and Marketing in January 1995. Prior to joining the Company, Mr. Riddle was employed by American Home Products for more than five years in various positions, most recently Vice President of Sales and Marketing for its subsidiary, Sherwood Medical Devices. Mr. Riddle holds an A.I.M.L.T. from Bromley College of Technology (Kent, United Kingdom).

         Wayne J. Scroggins, age 48, was elected Executive Vice President and Chief Operating Officer of the Company in May 1996. Before joining the Company, Mr. Scroggins spent the past 24 years in operational and financial positions of increasing responsibility with the domestic and international tobacco subsidiaries of RJR Nabisco, Inc. and with R.J. Reynolds Industries, Inc. Mr. Scroggins is a Certified Public Accountant and holds a B.A. in Accounting and Finance from Lewis University.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         (a)      Price Range of Common Stock

         The Company's Common stock trades on the Nasdaq National Market under the symbol "CVDI". The following sets forth the quarterly high and low sales prices for the fiscal year ended December 31, 1996 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.


                                                    High                 Low

Fiscal Year Ended December 31, 1996

    January 1, 1996 through March 31, 1996        $11-5/8              $9-1/2

    April 1, 1996 through June 30, 1996            11-1/2               7-1/2

    July 1, 1996 through September 30, 1996         8-1/4               4-1/4

    October 1, 1996 through December 31, 1996       6-3/4               3-3/4


         (b)      Approximate Number of Equity Security Holders

         As of December 31, 1996, the number of record holders of the Company's Common Stock was 250, and the Company believes that the number of beneficial owners was approximately 1,500.

         (c)      Dividends

         The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Recent Sales of Unregistered Securities

         Since December 31, 1995, the Company has issued and sold the following unregistered securities:

         1. From January 1, 1996 through December 31, 1996, the Company issued options to purchase an aggregate of 109,000 shares of Common Stock to employees and consultants of the Company.


Item 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".

CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
Selected Consolidated Financial Data
(In thousands, except per share data)


                                                                                        Two Month
                                                       Year Ended                     Period Ended             Year Ended
                                                      December 31,                   December 31,               October 31,
                                    --------------------------------------------- -------------------   ----------------------------
RESULTS OF OPERATIONS                 1996           1995             1994            1993               1993             1992
                                    -----------   ------------     ------------    ------------       ------------     ------------
Net sales                               $6,411         $5,199           $4,695            $738        $    ---         $    ---
Cost of goods sold                       5,257          4,268            3,021             570              ---              ---
Gross profit                             1,154            931            1,674             168              ---              ---

Operating expenses:
Research and development                 2,300          1,801            1,882             283              2,085            1,317
General and administrative               2,933          2,191            1,441             357              1,051              675
Sales and marketing                      1,896          1,278              453              33                256            ---
Total operating expenses                 7,129          5,270            3,776             673              3,392            1,992

Other income, net                          906            469              365              32              1,050              325

Provision for income taxes                 (52)           (82)             (91)             (4)             ---              ---
Net loss                               ($5,121)       ($3,952)         ($1,828)          ($477)           ($2,342)         ($1,667)

Net loss per share                      ($0.78)        ($0.74)          ($0.35)         ($0.10)            ($0.65)          ($0.54)
Weighted Average Shares Outstanding      6,566          5,323            5,179           4,600              3,626            3,116


                                                       As of December 31,                                   As of October 31,
                                    -------------------------------------------                       -----------------------------
FINANCIAL CONDITION                   1996           1995             1994                               1993             1992
                                    -----------   ------------     ------------                       ------------     ------------
Cash and cash equivalents               $2,716        $16,237           $3,206                               $626             $604
Total assets                            18,351         23,986            8,328                              5,468            1,817

Long term debt, excluding current
     portion                                67            499              269                                330               42
Total liabilities                          683          2,176              901                              1,346              283
Accumulated deficit                    (15,940)       (10,819)          (6,867)                            (4,562)          (2,220)
Shareholders' equity                   $17,668        $21,810           $7,428                             $4,422           $1,534

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


This discussion contains forward-looking information. The actual results might differ materially from those projected in the forward-looking statements for various reasons, including the possibility of pressure from managed care hospitals to decrease prices, the availability of products from vendors, the timing of orders from customers, the ability to determine proper inventory levels and the possibility of competition entering the point-of-care hemostasis monitoring market. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained herein and in the Company's other SEC filings, including under the heading "Risk Factors" in the company's initial public offering prospectus, copies of which are available upon request.

Cardiovascular Diagnostics, Inc. ("CVDI" or the "Company") is located in Raleigh, North Carolina, within a 55,000 square foot facility housing office space, research labs and manufacturing clean rooms. CVDI develops, manufactures and markets the Thrombolytic Assessment System ("TAS"), a proprietary cardiovascular diagnostic test system that provides rapid and accurate evaluation of hemostasis at the point of patient care. CVDI has a European subsidiary, Cardiovascular Diagnostics Europe, BV ("CDE"), located in Amsterdam, Holland, which serves as a sales and distribution office for TAS products sold in Europe. CVDI's other subsidiary, Coeur Laboratories, Inc. ("Coeur"), located within the Raleigh facility, assembles and sells disposable power injection syringes used for cardiology and radiology procedures, as well as a line of manifolds sold in custom angiographic procedure kits.

Through November 1995, CVDI's operations were funded primarily through private sales of equity securities, National Institutes of Health Small Business Innovative Research ("NIH SBIR") grants, license fees, equipment lease lines and profits from Coeur. In December 1995, the Company completed its initial public offering, selling 2.2 million shares with net proceeds to the Company of $17.7 million.

During 1996 the Company had 10 sales people covering the major metropolitan areas across the United States and nine distributors selling into 13 countries, compared to three sales people in the U.S. and two distributors in Europe at the beginning of 1995. The laboratory response to CVDI's technology was largely positive, as the Company's sales force initiated more than 170 hospital evaluations of TAS during 1996. However, throughout 1996, individual hospitals continued to consolidate into integrated health networks, ("IHN"). This consolidation delayed many pending decisions to adopt the new technology provided by CVDI's TAS, and created a demand for standardized test results from one hospital to another. CVDI offers a technological breakthrough capable of providing rapid diagnostic test results standardized to the central laboratory tests. CVDI signed a North American distribution agreement with DADE International ("Dade"), the world's largest reagent manufacturer. This represents a milestone event for CVDI, since Dade and CVDI together have the ability to provide IHNs a total standardized hemostasis solution from less time sensitive testing to immediate "stat" testing.

The TAS is a flexible technology platform which allows CVDI to develop tests to monitor drug therapy. To capitalize on this ability, CVDI has signed collaboration agreements with Knoll AG and Bayer Corporation to monitor the effects of new drugs under development in clinical trials. This is a new era for diagnostic and pharmaceutical companies to team together to introduce more powerful drugs for specific indications.

CVDI's strategy is to eventually offer a continuum of drug monitoring for cardiac patients throughout their hospital stay, and later, for patients who must continue using anticoagulant therapy in an outpatient format. This strategy will enable CVDI to establish the TAS technology as the gold standard of coagulation care.

RESULTS OF OPERATIONS

Sales for the year ended December 31, 1996 increased 23% to $6.4 million compared to a year earlier. The $1.2 million increase in sales was attributable to higher TAS product sales, $1.8 million in fiscal 1996 as compared to $600,000 in fiscal 1995. All sales in fiscal 1994 were derived from Coeur. The gross profit margin for fiscal 1996 was 18%, unchanged from fiscal 1995. The gross profit margin declined in 1995 to 18% from 36% in fiscal 1994 as 1995 TAS product sales were insufficient to recover production start-up and associated overhead expenses of TAS product production. TAS analyzer sales in fiscal 1996 totaled 395 (214 analyzers in the U.S. and 181 in Europe). Since the TAS was brought to market in 1995, 539 analyzers have been sold, 287 in the U.S. and 252 to distributors in Europe. The Company signed a North American distribution agreement with DADE International ("Dade") in October, 1996. This agreement should enable CVDI to penetrate the U.S. market as TAS products will be sold by DADE.

The Company's research and development expenses relate primarily to its TAS products. Research and development expenses for 1996 were $2.3 million, or 28% greater than 1995, due to increased clinical trials expenses for expansion of the TAS test card menu. The research and development expenses for fiscal year 1995 were slightly less than fiscal 1994 as a result of the redirection of the company from the development stage to commercialization. Research and development expenses for 1997 are expected to increase as the company initiates additional clinical trials for new test cards under development.

The Company's general and administration expenses rose $742,000, or 34%, from fiscal 1995 to fiscal 1996. Principal factors contributing to the increase were additional staffing, the full year effect of public company related expenses, such as investor relations and director and officer liability insurance, and an 11,000 square feet increase of facility space. In fiscal 1995 the Company's general and administrative expenses increased 52% from fiscal 1994. Unearned compensation related to the vesting of options upon the consummation of the initial public offering in December 1995 accounted for $383,000 or 51% of this increase. Staffing and associated office expenses for the Amsterdam facility and an increase in allowance for doubtful accounts accounted for the balance of this year to year increase.

Sales and marketing expenses increased approximately $617,000 from fiscal 1995 to 1996. This increase reflected the addition of seven sales people and the associated travel expenses, as well as increased marketing and advertising expenses. The increase of approximately $825,000 from fiscal 1994 to fiscal 1995 was a result of staffing the European office, establishing a warranty reserve for TAS products and associated travel expenses for the market launch of TAS in 1995. Sales marketing and advertising expenses are expected to decrease in 1997 due to the Dade distribution agreement which was signed in October 1996.

The net loss for the year ended December 31, 1996 was $5.1, million or $0.78 per share, compared to a net loss of $4.0 million, or $0.74 per share, in 1995. The additional loss of $1.1 million was a result of increased operating expenses from fiscal 1995 to fiscal 1996 of $1.8 million which was partially offset by increased interest income of $523,000 and $223,000 of higher gross profits.. The net loss for fiscal 1995 was $0.74 per share compared to a loss of $0.35 per share in 1994. The $0.74 loss per share in 1995 was due to $0.60 per share of operating losses and $0.14 per share of charges for reserves and compensation expense. In fiscal 1995, CVDI increased the allowance for doubtful accounts as a result of delinquent foreign receivables and established a reserve for obsolete inventory recognizing the one-year life for test cards.

The Company recorded an unearned compensation expense of $427,000 in fiscal 1995, the amount by which the deemed fair value of the Common Stock exceeded the exercise price of certain options as of the date of grant. Such compensation is expensed as the options vest. For the year ended December 31, 1995, $383,000 of such compensation was expensed. The compensation expense for the year ended December 31, 1996 was $11,000. The Company expects to continue to recognize the remaining compensation expense at a rate of $11,000 per year in 1997 through 1999.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 CVDI had cash and cash equivalents and short term investments of $8.7 million and working capital of $11.6 million, as compared to $16.2 million and $16.8 million, respectively, at December 31, 1995.

Capital expenditures for 1996 were $1.4 million, primarily for additional automated TAS test card production equipment and lease-hold improvements. Accordingly, depreciation expense increased $113,000, or 21%, from 1995 to 1996. CVDI expects capital expenditures to be approximately $700,000 for 1997, none of which is currently subject to contracts or commitments. These expenditures are likely to include additional manufacturing and production equipment, furniture and fixtures, computers and engineering equipment. In addition the Company has contractual obligations with vendors to purchase approximately $1.0 million of raw materials during 1997. Management believes that its existing capital resources and the cash flows from operations will be adequate to satisfy its planned capital requirements through at least 1998.

CVDI's European subsidiary, CDE, makes expenditures in Dutch guilders. There is some currency risk when translating financial statements from guilders to dollars, however, sales invoicing and remittances are completed in dollars. Therefore, any currency translation adjustments are non-cash items.

FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect the Company's future operating results and stock price, including managed care, FDA regulations and other regulatory guidelines affecting the Company. The market price of the Common Stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's Common Stock. Securities of issuers having relatively limited capitalization or securities recently issued in an initial public offering are particularly susceptible to volatility based on short-term trading strategies of certain investors.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers of the Company" located at the end of Part I of this Form 10-K.

         The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


Item 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1--Election of Directors--Information Concerning the Board of Directors and Its Committees", "Other Information--Compensation of Executive Officers", "--Compensation of Directors", "--Report of the Compensation Committee on Executive Compensation", "--Compensation Committee Interlocks and Insider Participation", and "--Performance Graph" in the Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information--Principal Shareholders" in the Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information--Certain Transactions" in the Proxy Statement.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

                  (1)      Financial Statements.

                                    See Index to Consolidated Financial
                           Statements on page F-1.

                  (2)      Financial Statement Schedules.

                                    Schedule II, Valuation and Qualifying
                           Accounts, is found on page S-1 of this Form 10-K.

                                    All other schedules for which provision is
                           made in Regulation S-X are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

                  (3)  Exhibits Filed.

                  Exhibit
                  Number            Description
                  3.1 (a)           Articles of Incorporation, as currently in
                                    effect.
                  3.3 (a)           Bylaws.
                  4.1 (a)           Form of Common Stock certificate.
                  10.1 (a)*         License Agreement with Boehringer Mannheim
                                    Corporation, dated June 21, 1989, as
                                    amended September 28, 1995.
                  10.2 (a)*         License Agreement with Tokuyama Soda Company,
                                    Ltd., dated October 6, 1988.
                  10.3 (a)          Form of International Distributor Agreement.
                  10.4 (a)*         Purchasing Agreement with VHA Inc., dated April
                                    1, 1995.
                  10.5              (a) Lease Agreement dated November 21, 1990
                                    relating to 5301 Departure Drive, Raleigh,
                                    as amended.
                  10.6 (a)          Contract of Lease for Industrial Property,
                                    Service Agreement and Addendum, dated effective
                                    as of January 1, 1995 (The Netherlands).
                  10.7 (a)          Amended and Restated Registration Rights
                                    Agreement, dated December 16, 1994, as amended
                                    August 31, 1995.
                  10.8 (a)          1994 Stock Plan, as amended.
                  10.9 (a)          1995 Stock Plan, as amended.
                  10.10 (a)*        License Agreement with Duke University, dated
                                    January 22, 1993.
                  10.11 (a)*        Agreement between Coeur and E-Z-EM, Inc., dated
                                    March 24, 1995.
                  10.12 (a)         Financial Assistance Agreement with North
                                    Carolina Biotechnology Center, dated January 7,
                                    1994.
                  10.13 (a)         Equipment Lease Agreements with Centura Bank,
                                    dated March 15, 1993.
                  10.14 (a)         Equipment Finance Line with Phoenix Growth
                                    Capital Corp., dated May 5, 1995.
                  10.15 (a)         Master Equipment Lease Agreement with Venture
                                    Lending & Leasing, Inc., dated June 2, 1995.








                  10.16 (a)         Loan Agreements with Max Edward Bolene, d/b/a
                                    Carolina Financial Services, Inc., as amended.
                  10.17 (a)         Security Agreement and Commercial Notes between
                                    Coeur and Centura Bank, dated September 21,
                                    1995.
                  10.18 (b)*        Amendment Agreement, dated December 14, 1995, to
                                    License Agreement with Tokuyama Soda Company,
                                    Ltd.
                  10.19 (c)*        Distribution Agreement, dated October 18, 1996,
                                    with Dade International.
                  10.20*            Patent Sublicense Agreement, dated December 1,
                                    1996, with Knoll AG.
                  10.21             Development Agreement, dated August 21, 1996,
                                    with Bayer Corporation.
                  21.1 (a)          List of Subsidiaries.
                  27.1              Financial Data Schedule.

----------------------------------
            *     Confidential treatment requested.
           (a) Incorporated herein by reference to the identically-numbered exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-98078) initially filed October 12, 1995, as amended.
           (b) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
           (c) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

           (b) Forms 8-K. No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                                AND SUBSIDIARIES




                                     INDEX



                                                            Page(s)

Report of Independent Accountants                              F-1

Financial Statements:

        Consolidated Balance Sheets                             F-2

        Consolidated Statements of Operations                   F-3

        Consolidated Statements of Shareholders' Equity         F-4

        Consolidated Statements of Cash Flows               F-5 - 6

        Notes to Consolidated Financial Statements         F-7 - 19

REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders

Cardiovascular Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Cardiovascular Diagnostics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiovascular Diagnostics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND

Raleigh, North Carolina

February 20, 1997

               CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995



ASSETS                                                                                1996            1995

Current assets:
     Cash and cash equivalents                                                 $  2,716,242     $16,237,132
     Short term investments, held-to-maturity                                     5,973,405              --
     Receivables:
       Trade, net of allowance for doubtful accounts of $5,000 in
        1996 and $40,395 in 1995                                                    906,491         762,756

       Other                                                                        385,073          40,430
            Total receivables                                                     1,291,564         803,186
     Inventories                                                                  2,018,798       1,304,851
     Other current assets                                                           198,111         159,401
            Total current assets                                                 12,198,120      18,504,570
Property and equipment, net                                                       4,236,128       3,495,821
Intangible assets, net                                                            1,700,560       1,810,466
Other noncurrent assets                                                             216,547         175,183
                                                                               $ 18,351,355    $ 23,986,040

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $    377,314    $    953,293
     Accrued expenses                                                               219,634         387,081
     Current portion of long-term debt                                                   --         282,566
     Current portion of capital lease obligations                                    19,082          53,772
            Total current liabilities                                               616,030       1,676,712
Long-term debt, less current portion                                                 50,000         456,612
Capital lease obligations, less current portion                                      16,987          38,086
Deferred gain on sale-leaseback                                                          --           4,247
            Total noncurrent liabilities                                             66,987         498,945
            Total liabilities                                                       683,017       2,175,657
Commitments and contingencies (Notes 8, 13 and 14)

Shareholders' equity:

      Preferred stock, $.001 par value; authorized 1,000,000 shares - Series A participating preferred stock, voting; designated 696,000 shares at December 31, 1996 and 1995; no shares issued or outstanding at December
       31, 1996 and 1995

      Common stock, $.001 par value; authorized 10,000,000 shares; 6,663,986 and
       6,447,562 issued and outstanding at December 31,
       1996 and 1995, respectively                                                    6,664           6,447
      Additional paid-in capital                                                 33,682,330      32,672,438
      Cumulative translation adjustments                                            (48,078)         (5,568)
      Accumulated deficit                                                       (15,939,578)    (10,818,934)
      Unearned compensation                                                         (33,000)        (44,000)
              Total shareholders' equity                                         17,668,338      21,810,383
                                                                               $ 18,351,355    $ 23,986,040




The accompanying notes are an integral part of the consolidated financial statements.

               CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

              for the years ended December 31, 1996, 1995 and 1994



                                            1996          1995           1994



Net sales                                  $ 6,411,519    $ 5,198,950    $ 4,695,488
Cost of sales:
   Materials and labor                       3,121,439      2,744,932      2,105,605
   Overhead                                  2,135,605      1,523,296        915,585

      Total cost of sales                    5,257,044      4,268,228      3,021,190
Gross profit                                 1,154,475        930,722      1,674,298
Operating expenses:
   General and administrative                2,933,016      2,191,036      1,441,070
   Sales and marketing                       1,895,492      1,278,139        453,152
   Research and development                  2,300,462      1,800,936      1,881,778
      Total operating expenses               7,128,970      5,270,111      3,776,000
      Loss from operations                  (5,974,495)    (4,339,389)    (2,101,702)

Other income (expense):

   Interest expense                            (16,317)       (59,550)       (48,471)
   Interest income                             634,989        111,536         28,930
   Grant income                                254,204        292,534        249,523
   License fee and royalty income               32,835        124,772        135,291
       Other income, net                       905,711        469,292        365,273
       Loss before income taxes             (5,068,784)    (3,870,097)    (1,736,429)
Provision for income taxes                     (51,860)       (82,136)       (91,250)
       Net loss                            $(5,120,644)   $(3,952,233)  $ (1,827,679)
Net loss per share                         $     (0.78)   $     (0.74)  $      (0.35)
Weighted average number of common shares
  and common share equivalents               6,566,134      5,323,239      5,178,526


The accompanying notes are an integral part of the consolidated financial statements.

               CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

              for the years ended December 31, 1996, 1995 and 1994





                                            Series A                Additional   Cumulative
                                           Participating   Common     Paid-In    Translation   Accumulated
                                           Preferred Stock  Stock     Capital    Adjustments     Deficit

Balances at December 31, 1993                               $2,828 $  8,681,479                $ (5,039,022)


Issuance of 612,638 shares of common stock at
 $4.9377 per share, net of issuance costs                      613    2,722,706
Issuance of 4,088 shares of common stock at
 $.395 per share                                                 4        1,611
Issuance of 11,855 shares of common stock at
 $.5925 per share                                               11        7,014
Issuance of 482,372 shares of Series A
 preferred stock at $6.25 per
 share, net of issuance costs                   $ 482                 2,878,361
Net loss for the year ended December 31,
 1994                                                                                            (1,827,679)
Translation adjustment                                                                $  (557)
Balances at December 31, 1994                     482        3,456   14,291,171          (557)   (6,866,701)
Issuance of 210,900 shares of Series A
 preferred stock at $6.25 per share,
 net of issuance costs                            211                 1,278,595
Issuance of 3,671 shares of common stock at
 $0.59 per share                                                 4        2,171
Issuance of 1,265 shares of common stock at
$0.5056 per share                                                1          639
Issuance of 15,189 shares of common stock at
 $0.3950 per share                                              15        5,985
Unearned compensation related to common stock
 options                                                                426,638
Amortization of unearned compensation
Conversion of 693,272 shares of Series A
 participating preferred stock to 877,530
 shares of common stock                          (693)         877         (184)
Issuance of 393,904 shares of common stock
for liquidation preference                                     394         (394)
Issuance of 1,700,000 shares of common stock
 at $11.00 per share, net of
 issuance costs                                              1,700   16,667,817
Net loss for the year ended December 31, 1995                                                    (3,952,233)
Translation adjustment                                                                 (5,011)
Balances at December 31, 1995                      --        6,447   32,672,438        (5,568)  (10,818,934)
Issuance of 100,000 shares of common stock at
 $11.00 per share, net of issuance costs                       100      990,595
Issuance of 39,148 shares of common stock at
 $0.79 per share                                                39       30,887
Issuance of 7,593 shares of common stock at
 $0.59 per share                                                 8        4,472
Issuance of 79,767 shares of common stock at
 $0.395 per share                                               80       31,428
Repurchase of 10,000 shares of common stock
at $4.75 per share                                             (10)     (47,490)
Amortization of unearned compensation
Net loss for the year ended December
    31, 1996                                                                                     (5,120,644)
Translation adjustment                                                                (42,510)
Balance at December 31, 1996                     $ --      $ 6,664 $ 33,682,330      $(48,078) $(15,939,578)



                                                               Total
                                                Unearned    Shareholders'
                                               Compensation    Equity
Balances at December 31, 1993                              $  3,645,285


Issuance of 612,638 shares of common stock at
 $4.9377 per share, net of issuance costs                     2,723,319
Issuance of 4,088 shares of common stock at
 $.395 per share                                                  1,615
Issuance of 11,855 shares of common stock at
 $.5925 per share                                                 7,025
Issuance of 482,372 shares of Series A
preferred stock at $6.25 per
share, net of issuance costs                                 2,878,843
Net loss for the year ended December 31,
 1994                                                        (1,827,679)
Translation adjustment                                             (557)
Balances at December 31, 1994                                 7,427,851
Issuance of 210,900 shares Series A
 preferred stock at $6.25 per share,
 net of issuance costs                                        1,278,806
Issuance of 3,671 shares of common stock at
 $0.59 per share                                                  2,175
Issuance of 1,265 shares of common stock at
$0.5056 per share                                                   640
Issuance of 15,189 shares of common stock at
 $0.3950 per share                                                6,000
Unearned compensation related to common stock
 options                                        $ (426,638)
Amortization of unearned compensation              382,638      382,638
Conversion of 693,272 shares of Series A participating preferred stock to
 877,530 shares of common stock
Issuance of 393,904 shares of common stock for liquidation preference Issuance of 1,700,000 shares of common stock
 at $11.00 per
share, net of issuance costs                                 16,669,517
Net loss for the year ended December 31, 1995                (3,952,233)
Translation adjustment                                          (5,011)
Balances at December 31, 1995                      (44,000)  21,810,383
Issuance of 100,000 shares of common stock at                   990,695
 $11.00 per share, net of issuance costs
Issuance of 39,148 shares of common stock at
 $0.79 per share                                                 30,926
Issuance of 7,593 shares of common stock at
 $0.59 per share                                                  4,480
Issuance of 79,767 shares of common stock at
 $0.395 per share                                                31,508
Repurchase of 10,000 shares of common stock
at $4.75 per share                                              (47,500)
Amortization of unearned compensation               11,000       11,000
Net loss for the year ended December
    31, 1996                                                 (5,120,644)
Translation adjustment                                          (42,510)
Balance at December 31, 1996                      $(33,000) $17,668,338

The accompanying notes are on integral part of the consolidated financial statements.

               CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              for the years ended December 31, 1996, 1995 and 1994



                                                             1996                 1995            1994


Cash flows from operating activities:
   Net loss                                               $ (5,120,644)           $ (3,952,233)   $ (1,827,679)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                           663,809                 550,342         391,011
       Amortization of intangible assets                       203,479                 213,805         216,688
       Amortization of discount on investments, net           (285,509)                     --              --
       Amortization of deferred gain on sale-leaseback          (4,247)                (16,999)        (17,000)
       Provision for warranties                                     --                  50,000              --
       Provision for doubtful accounts                              --                  40,395          12,000
       Amortization of unearned compensation                    11,000                 382,638              --
       Provision for inventory obsolescence                     40,000                  82,000              --
       Loss (gain) on disposal of fixed assets                  (3,192)                  2,989          28,948
       Provision for deferred income taxes                          --                   7,573          91,250
       Change in assets and liabilities:
           Receivables                                        (488,378)               (271,020)         71,403
           Inventories                                        (753,947)               (601,293)       (196,800)
           Other assets                                        (80,074)               (142,392)       (128,474)
           Accounts  payable  and  accrued  expenses          (743,426)                931,054        (223,028)
           Deferred revenue and gains                                                  (25,000)         25,000
               Net cash used in operating activities        (6,561,129)             (2,748,141)     (1,556,681)
Cash flows from investing activities:

   Purchases of property and equipment                      (1,417,977)             (2,343,157)       (978,767)
   Proceeds from sales of property and equipment                23,532
   Costs incurred to obtain patents                            (93,573)               (144,763)        (26,374)
   Refunds of deposits                                              --                      --           1,358
   Purchases of short-term investments, held to maturity   (10,687,896)                     --              --
   Proceeds from maturities of investments                   5,000,000                      --              --
               Net cash used in investing activities        (7,175,914)             (2,487,920)     (1,003,783)




(Continued)

               CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
              for the years ended December 31, 1996, 1995 and 1994



                                                               1996          1995         1994

Cash flows from financing activities:
   Proceeds from issuance of  long-term debt
   Principal payments on long-term debt and capital                    --         500,000          15,325
    lease obligations                                            (751,446)       (185,020)       (125,275)
   Purchase of treasury stock                                     (47,500)             --              --
   Net proceeds from issuance of stock                          1,057,609      17,957,138       5,610,802
       Net cash provided by financing activities                  258,663      18,272,118       5,500,852
Effect of exchange rates on cash                                  (42,510)         (5,011)           (557)
      Net increase (decrease) in cash equivalents and cash
       equivalents                                            (13,520,890)     13,031,046       2,939,831
Cash and cash equivalents at beginning of year                 16,237,132       3,206,086         266,255
Cash and cash equivalents at end of year                     $  2,716,242    $ 16,237,132    $  3,206,086
Supplemental disclosures of cash flow information:


   Cash paid during the year for interest expense            $     11,589    $     59,968    $     49,805
   Cash received during the year for interest income         $    473,288    $    103,078    $     28,930
   Cash paid during the year for income taxes                $     76,724    $     88,700              --
Supplemental disclosure of noncash investing and financing activities:
    Capital lease and debt obligations incurred
      for equipment                                          $      6,479    $     21,095    $     76,148
    Debt retired by discounts on products sold                                               $     49,126





The accompanying notes are an integral part of the consolidated financial statements.

               CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cardiovascular Diagnostics, Inc. (the "Company") develops, manufactures and markets a proprietary cardiovascular diagnostic test system that provides rapid and accurate evaluation of hemostasis at the point of patient care. The Company has two wholly-owned subsidiaries, Coeur Laboratories, Inc. ("Coeur") and Cardiovascular Diagnostics Europe, BV ("CDE"). Coeur manufactures and sells a line of disposable power injection syringes used for cardiology and radiology procedures, as well as a line of manifolds used in custom angiographic procedure kits. CDE, a Dutch company, distributes the Company's products in Europe.

In December 1995, the Company completed an initial public offering ("IPO") of 1,700,000 new shares of $.001 par value common stock. The offering price per share was $11.00, resulting in gross proceeds of $18.7 million. Net of underwriting discount and offering expenses, the Company received approximately $16.7 million.

In January 1996, the underwriters of the Company's IPO purchased an additional 100,000 shares of the Company's common stock under the terms of an option to purchase additional shares to cover over-allotments. The Company received net proceeds of approximately $991,000 from the sale of these shares.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain securities to be classified into three categories:

(a) Securities Held-to-Maturity - Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

(b) Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

(c) Securities Available-for-Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments (continued)

The Company has the intent and ability to hold all investments at December 31, 1996 until maturity.

Inventories

Inventories are stated at the lower of standard cost (which approximates cost on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements, or the term of the facility lease.

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, the cost and related accumulated depreciation of property and equipment are removed from the accounts and any resulting gain or loss is reflected in operations.

Intangible Assets

Excess of cost over fair value of net assets acquired ("goodwill") resulted from the acquisition of Coeur and is being amortized over ten years using the straight-line method. Organization costs were incurred in connection with the formation of CDE and are being amortized over five years. Patents are amortized using the straight-line method over their estimated useful lives (13 to 17 years). Periods of amortization are evaluated periodically to determine whether later events and circumstances warrant revised estimates of useful lives.

At each balance sheet date, the Company evaluates the recoverability of unamortized goodwill based upon expectations of nondiscounted cash flows and operating income of Coeur. Impairments, if any, would be recognized in operating results if a permanent diminution in value were to occur.

Convertible Debt

Convertible debt is recorded as a liability until converted into common stock, at which time it is recorded as equity.

Revenue and Income Recognition Policies

Revenue from the sale of products is recorded at the time the goods are shipped or when title passes. Income under license agreements is recorded upon the achievement of certain milestones contained in these agreements. Income from research grants is recognized when amounts are expended for the specific purpose stated in the grant.

        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Loss Per Common Share

Historical loss per common share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, Series A preferred shares that automatically converted into common shares upon the effective date of the IPO, 393,904 additional shares of common stock that were issued to holders of Series A preferred stock upon the closing of the IPO, as discussed in Note 9, and stock options issued to employees during the 12 months immediately preceding the IPO, have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the IPO price of $11.00 per share).

Stock Options

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 "Accounting for Stock issued to Employees" (APB No. 25) and related interpretations in accounting for its stock plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS
123, the impact on the Company's net loss and net loss per share would not have been material.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company's management in estimating fair values for financial instruments.

Short-Term Investments, Held-to-Maturity

The fair values of the Company's short-term investments have been based upon quoted market prices.

        1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Long-Term Debt

Market values of debt issues were estimated based upon prevailing market interest rates at December 31, 1996 for debt issues with similar characteristics.

A summary of significant financial instruments at December 31, 1996 is as follows:

                                      Market Value   Carrying Value   Location
                                                                      of Details



 Short-term investments, held to
     maturity                           $5,979,680    $5,973,405       Note 2



Long-term debt                          $   49,623       $   50,00        Note 7



Use of Estimates in the Preparation of the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

        2.      SHORT-TERM INVESTMENTS

At December 31, 1996 the Company classified investment securities in the consolidated financial statements according to management's intent. Investment securities at December 31, 1996 are summarized as follows:


                                        Gross Realized

                             Amortized                               Estimated
                               Cost         Gains       Losses      Market Value




 Held-to-maturity:

   U.S. Treasury obligations  $ 5,973,405  6,275      $  -           $ 5,979,680



        3.      INVENTORIES

Inventories at December 31, 1996 and 1995 consisted of the following:

                                  1996                    1995



        Raw materials          $ 1,431,534             $   975,686

        Finished goods             587,264                 329,165



                               $ 2,018,798             $ 1,304,851



        4.      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and 1995 consisted of the following:

                                                1996            1995



Molds and equipment                              $4,709,870   $4,014,533
Furniture, fixtures and EDP equipment               711,993      519,154
Leasehold improvements                            1,040,093      774,912
Equipment under capital leases                      390,691      387,569
Automobiles                                          16,222       32,645
                                                  6,868,869    5,728,813
Less accumulated depreciation and amortization
                                                  2,632,741    2,232,992



                                                 $4,236,128   $3,495,821



        5.      INTANGIBLE ASSETS

Intangible assets at December 31, 1996 and 1995 consisted of the following:

                               1996           1995



Excess of cost over fair value
 of net assets acquired
                                 $1,802,506   $1,802,506

Patents                             478,338      382,687

Other                                85,123       87,201

                                  2,365,967    2,272,394

Less accumulated amortization       665,407      461,928



                                 $1,700,560   $1,810,466

        6.      RESEARCH AND DEVELOPMENT GRANTS

The Company has recognized income related to National Institutes of Health Small Business Innovation Research grant awards as follows:


                                                                                   1996       1995       1994

Phase II grant award of $500,000 for research related
        to research of a rapid fibrinogen assay                                                      $ 13,735

Phase I grant award of $487,269 for research related
        to thrombolytic drug research                                                     $  8,587    235,788

Phase II grant award of $315,041 for research related to
        thromobolytic drug research                                                        114,500

Phase I grant award of $75,000 for research related to rapid
        monitoring of antithrombin agents                                                   75,000


Grant award of $100,000 for research related to a rapid
        immunoassay for acute myacardial injury detection                      $ 10,466     94,447

Phase II grant award of $541,383 for research related to rapid
        monitoring of antithrombin agents                                       243,738
                                                                               $254,204   $292,534   $249,523



        7.      LONG-TERM DEBT

Long-term debt as of December 31, 1996 and 1995 consisted of the following:


                                                           Fair Value 1996      1996        1995



Convertible financial assistance agreement (see below)        $ 49,623   $  50,000   $  50,000

15.0% note payable due February 1, 1995,


        collateralized by subordinated claims to all assets
                                                                                           85,000

12% note payable due May 3, 1996, collateralized by


        certain inventories                                                               110,000

Bank notes payable repaid in 1996
                                                                                          494,178

$                                                                  49,623      50,000     739,178

Current portion of long-term debt
                                                                                         (282,566)



Long-term debt, excluding current portion
                                                                             $ 50,000   $ 456,612



In January 1994, the Company received a $50,000 loan pursuant to a financial assistance agreement to fund research. The funds were used only for direct costs related to the approved project. The $50,000, plus interest at 7.5% per annum, is due in January 1999. The loan, at the request of the lender, can be converted at any time into common stock based on an exercise price of $5.33 per share, subject to adjustment for stock splits, stock dividends, combinations and other similar events. Accrued but unpaid interest is not convertible into common stock. This agreement includes certain covenants relating to, among other things, use of funds and maintenance of a significant presence in the State of North Carolina for a period of five years. Management believes the Company was in compliance with all of these covenants at December 31, 1996 and 1995. 12

        8.      LEASES

The Company leases its office space under a noncancelable operating lease agreement. In January 1995, the lease term was extended from 1996 to 2001. In addition, the Company leases certain equipment under various capital and operating lease agreements. Equipment held under capital leases as of December 31, 1996 and 1995 was $390,691 and $387,569, respectively, and the related accumulated amortization was $345,105 and $292,533, respectively. Rent expense related to operating leases totaled $416,635, $317,334, and $191,654 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments as of December 31, 1996 are as follows:

  Year ending December 31,                 Capital Leases    Operating Leases



   1997                                         $21,617           $  428,520
   1998                                          17,400              357,392
   1999                                           1,030              372,443
   2000                                              --              382,630
   2001                                                               44,911
   Total minimum lease payments                   40,047           1,585,896
   Imputed interest (rates 8.00% to 9.24%)       (3,978)
   Present value of minimum lease payments       36,069
   Less current maturities                       19,082
   Long-term capital lease obligations          $16,987



        9.      SHAREHOLDERS' EQUITY

Authorized Shares

In November 1995 the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 10,000,000.

Common Stock

In January and February 1994, the Company raised $2,723,319, net of issuance costs, in a private placement of 612,638 shares of its common stock at $4.94 per share.

In December 1994, the Company raised $2,878,843, net of issuance costs, in a private placement of 482,372 shares of its Series A participating preferred stock at $6.25 per share.

In January 1995, the Company raised $1,278,806, net of issuance costs, in a private placement of 210,900 shares of Series A participating preferred stock at $6.25 per share.

The authorized and designated Series A preferred stock outstanding prior to the closing of the IPO had rights, preferences and privileges related to liquidation, dividends, voting and conversion. Upon the closing of the IPO, each share of Series A preferred stock was converted into the number of common shares as was determined by dividing $6.25 by the Series A conversion price ($4.94 at the closing of the IPO), resulting in 877,530 shares of common stock. Upon closing of the Company's IPO, in addition to the shares issued upon conversion, the holders of the Series A preferred stock were issued the number of shares of common stock as was determined by dividing the Series A Preferential Amount ($4.94) by the price per share of common stock in the public offering. Based upon the IPO price of $11.00 per share, the holders of the Series A preferred stock were issued an additional 393,904 shares of common stock, representing fair value of $4,332,948. The issuance of these shares has been recorded at par value with a corresponding reduction in additional paid-in capital. As of December 31, 1996 and 1995, no shares of preferred stock were outstanding and none of the 1,000,000 authorized shares were designated. The Company's Board of Directors is authorized, without further shareholder action, to issue preferred stock in one or more series and to fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences, of the preferred stock. Although there is no current intention to do so, the Board of Directors of the Company may, without shareholder approval, issue shares of a class or series of preferred stock with voting and conversion rights which could adversely affect the voting power or dividend rights of the holders of common stock and may have the effect of delaying, deferring or preventing a change in control of the Company.

Stock Warrants

At December 31, 1994, 6,567 warrants at exercise prices ranging from $0.5056 to $9.0182 per share were outstanding. In conjunction with the 1995 common stock offering, the Company issued warrants for the purchase of 15,189 shares of common stock at $0.3950 per share. In September 1995, 16,455 warrants were exercised, and, upon the closing of the IPO, 1,504 warrants expired, leaving 3,797 warrants with an exercise price of $4.9377 per share outstanding. In 1996, the remaining 3,797 warrants expired.

Stock Options

The Company has a stock option plan (the "Plan") whereby nonqualified stock options are granted to key employees. Under the terms of the Plan, options to purchase common stock are granted at a price determined by the Board of Directors. These options may be exercised during specified future periods and generally expire ten years from date of grant.

During the year ended December 31, 1994, a stock option plan (the "1994 Plan") was established to purchase common stock. Options granted under the 1994 Plan generally vest over four years. Certain options granted to date under the 1994 Plan also provided for acceleration of vesting upon the achievement by the Company of certain milestones and became fully vested by their terms upon the closing of the IPO. During the year ended December 31, 1995, the exercise price of these options was reduced to $0.79. Also during the year ended December 31, 1995, the Company granted options to purchase 55,694 shares of the Company's common stock at an exercise price of $0.79 which vest over four years.

During 1995, the Company recorded unearned compensation of $426,638, which represented the amount by which the deemed fair value of the Company's common stock exceeded the exercise price on the date of grant. During 1995, $382,638 of the unearned compensation was recorded as compensation expense, which represented the expense related to the options that became fully vested upon the closing of the IPO. The remaining unearned compensation is being amortized to compensation expense over the vesting period, which is generally four years. During 1996, $11,000 of this expense was recognized.

In November 1995 the shareholders of the Company approved, effective upon completion of the IPO, the adoption of the Company's 1995 Stock Plan (the "1995 Plan"). The 1995 Plan reserves 238,150 shares of the Company's common stock for issuance to employees, consultants and directors of the Company. Options granted under the 1995 Plan generally vest over four years and have a term of 10 years.

A summary of the status of the Company's Plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                        1996              1995                1994

                                             Weighted        Weighted              Weighted
                                             Average          Average             Average
                                            Exercise          Exercise             Exercise
                                   Shares     Price    Shares  Price    Shares     Price



Outstanding at beginning of year    865,000     $3.58  601,192          225,154

Granted                             109,000     $4.50  271,984          490,506
Exercised                          (126,508)    $0.73  (3,670)          (22,114)
Forfeited                           (89,696)    $0.58  (4,506)          (92,354)
Outstanding at end of year          757,796     $2.44  865,000    $3.58 601,192    $0.72



Options exercisable at year-end    451,558            593,016            74,619



The following table summarizes information about the Plan's stock options at December 31, 1996:

                 Options Outstanding                     Options Exercisabld

                                     Weighted
                                     Average    Weighted                   Weighted
                       Number       Remaining   Average       Number        Average
        Range of      Outstanding  Contractual Exercise    Excersibale     Exercise
 Exercise Prices      at 12/31/96      Life      Price      at 12/31/96     Price




 $0.40 - $0.79         432,506      8.1 years     $ 0.78        390,736          $0.78

 $4.50 - $12.10        325,290      9.2 years     $ 4.64         60,822          $5.25

                       757,796                                  451,558



        10.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash in accounts with federally insured depository institutions. At December 31, 1996 the Company had a majority of its cash invested in one financial institution. The Company's short-term investments consist of obligations of the U.S. Treasury. Concentrations of credit risk with respect to trade receivables exist due to the Company's small customer base. Periodic credit evaluations of customers' financial condition are performed and generally no collateral is required. The Company establishes reserves for expected credit losses and such losses, in the aggregate, have not exceeded management's expectations.

During the years ended December 31, 1996, 1995 and 1994 there were sales to three Coeur customers that exceeded 10% of net sales. Sales to these customers were: 1996 - customer A, $2,192,778 (34%), customer B, $748,280 (12%) and customer C, $671,188 (10%); 1995 - customer A, $2,095,548 (40%), customer B,
$790,132 (15%) and customer C, $632,781(12%); 1994 - customer A, $2,269,012
(48%), customer B, $712,155 (15%) and customer C, $733,138( 16%).

The Company operates in a single industry segment, providing medical diagnostic and imaging products.

The Company has operations in two geographic regions, the United States and Europe. The geographic areas are, to a significant degree, interdependent with respect to research, product supply and business expertise. Sales between geographic areas are generally priced to recover cost plus appropriate mark-up for profit. The Company began its European operations in 1994 and revenues from its foreign operations did not exceed 10% of its consolidated revenues in 1994 or 1995. During 1996, revenues from foreign operations were approximately $725,000, substantially all of which were from customers in Europe and the United Kingdom. In addition, the Company's identifiable assets of its foreign operations are less than 10% of its consolidated total assets.

        10.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
(Continued)

The Company generated revenue from export sales as follows:

                      1996            1995            1994



United Kingdom       $  957,980   $  850,311   $  976,918
Other                   684,728      650,633      616,422



Total export sales   $1,642,708   $1,500,944   $1,593,340



        11.     LICENSE AGREEMENTS

The Company entered into a license agreement with Tokuyama Soda Company, Ltd. ("TS"), as amended in December 1995, pursuant to which the Company granted TS exclusive rights to manufacture and sell PT and aPTT tests and analyzers in certain Asian countries. The Company received royalty payments under this agreement of $32,835, $63,176 and $46,450 during the years ended December 31 1996, 1995 and 1994, respectively.

Additionally, the Company had a license agreement with Boehringer Mannheim Corporation. The Company received royalty payments under this agreement of $61,596 and $88,841 during the years ended December 31, 1995 and 1994, respectively. All obligations under this license agreement were terminated effective June 30, 1995.

        12.     INCOME TAXES

Income tax expense consisted entirely of current state taxes of $51,860, $82,136 and $91,250 for the years ended December 31, 1996, 1995 and 1994, respectively.

A reconciliation of expected income tax at the statutory Federal rate of 34% with the actual income tax expense for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                          1996           1995           1994

Expected income tax benefit at statutory rate      $(1,706,576)   $(1,315,832)   $  (590,386)
State tax provision (benefit)                         (114,326)       (25,373)        19,105
Goodwill amortization                                   62,830         62,985         66,811
Compensation paid with incentive stock options           3,740        130,097
Other                                                   16,192        157,259         34,720
Change in valuation allowance and June 30, 1995,
   respectively                                      1,790,000      1,073,000        561,000
Net income tax provision                           $    51,860    $    82,136    $    91,250


The components of the net deferred tax assets and net deferred tax liabilities as of December 31, 1996 and 1995 were as follows:

                                                        1996              1995

        Deferred tax assets:
           Accrued expenses                          $     17,000
           Other                                           28,000   $    38,000
           Alternative minimum tax credits                  9,000         9,000
           Net operating loss carryforward              6,446,000     4,591,000
           Research and development credits               229,000       229,000
           Foreign tax credits                             35,000        35,000
               Total gross deferred tax assets          6,764,000     4,902,000
           Valuation allowance                        (6,536,000)    (4,746,000)
               Net deferred tax assets                   228,000        156,000
        Deferred tax liabilities:
          Patents                                        160,000        130,000
          Fixed assets                                    68,000         26,000
               Total gross deferred tax liabilities      228,000        156,000
        Net deferred taxes                           $       -      $       -



At December 31, 1996 and 1995, the Company had approximately $16,089,000 and $11,349,000, respectively, of combined net operating losses, $229,000 of research and development tax credits, $35,000 of foreign tax credits, and $9,000 of alternative minimum tax credits available to offset future federal income taxes. These carryforwards expire in 2002 through 2010 if not utilized. At December 31, 1996 and 1995, for state income tax purposes, the Company had combined net operating loss carryforwards of approximately $12,020,782 and $8,977,000, respectively. These carryforwards expire in 1997 through 2001 if not utilized. To the extent that Coeur's net operating losses incurred through 1994 (approximately $2,000,000 at December 31, 1996) are utilized in the future, the benefit will reduce the excess of cost over fair value of net assets acquired.

Due to the Company's and Coeur's history of operating losses and uncertainty regarding future operations, management has determined that a valuation allowance equal to the amount of net deferred tax assets is required.

As a result of changes in ownership, as defined by Internal Revenue Code
Section 382, Coeur's losses through 1994 and the Company's consolidated losses through January 1995 will be subject to an annual limitation of $175,000 and $482,000, respectively.

An additional change in ownership occurred in 1996 in connection with the Company's IPO which subjects the losses incurred since January 1995 to an incremental annual limitation of $1,954,000 per year.

        13.     CONTINGENCIES

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the disposition of these matters will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

        14.     COMMITMENTS

The Company has several agreements to sell its products to customers at fixed prices. Management does not anticipate any losses resulting from these commitments.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1996, 1995 and 1994




                                                 Balance at                Charged to                                 Balance at
                                                 Beginning                 Costs and                                     End
                                                 of Period                  Expenses              Deductions          of Period
                                                ------------              -----------          ---------------      ---------------
Year Ended December 31, 1996

Deducted from asset accounts:

       Accounts Receivable Reserves (a)         $     40,395          $          0          $     35,395 (f)      $       5,000
                                                  ===========           ===========           ===========           ============

       Inventory Reserves (b)                   $     82,000          $     40,000          $     73,744 (e)      $      48,256
                                                  ===========           ===========           ===========           ============

Added to liability accounts:

       Warranty Reserves (c)                    $     50,000          $          0          $      6,155 (d)      $      43,845
                                                  ===========           ===========           ===========           ============


Year Ended December 31, 1995

Deducted from asset accounts:

       Accounts Receivable Reserves (a)         $          0          $     40,395          $          0          $      40,395
                                                  ===========           ===========           ===========           ============

       Inventory Reserves (b)                   $          0          $    152,578          $     70,578 (e)      $      82,000
                                                  ===========           ===========           ===========           ============

Added to liability accounts:

       Warranty Reserves (c)                    $          0          $     50,000          $          0          $      50,000
                                                  ===========           ===========           ===========           ============


Year Ended December 31, 1994

Deducted from asset accounts:

       Accounts Receivable Reserves (a)         $          0          $     12,000          $     12,000 (f)      $           0
                                                  ===========           ===========           ===========           ============


(a) Represents an allowance for both product returns and doubtful accounts. Activity represents doubtful accounts only. Revenues have been reduced directly for product returns.
(b) Represents an allowance for excess and aging inventory and lower of cost or market adjustments.
(c) Represents an allowance for estimated costs to be incurred under warranty obligations.
(d)  Represents costs incurred to fulfill warranty claims.
(e)  Represents inventory items written down to lower of cost or market.
(f)  Represents uncollectible accounts written off.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Cardiovascular Diagnostics, Inc.

Our report on the consolidated financial statements of Cardiovascular Diagnostics, Inc. and subsidiaries is included on page F-2 of this Form
10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule, Schedule II - Valuation and Qualifying Accounts, including on page S-1 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND
Raleigh, North Carolina
February 20, 1997

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CARDIOVASCULAR DIAGNOSTICS, INC.



Date: March 26, 1997              By:          /s/ John P. Funkhouser
                                               John P. Funkhouser,
                                               President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                      Title                         Date
/s/John P. Funkhouser                       President and                      March 26, 1997
John P. Funkhouser                          Director (Principal
                                            Executive Officer)


/s/ B. Denise Hobbs                         Treasurer and Vice President        March 26, 1997
B. Denise Hobbs                             of Finance and Administration
                                            (Principal Financial and
                                            Accounting Officer)

/s/ Dennis J. Dougherty                     Director                            March 26, 1997
Dennis J. Dougherty


                                            Director                            March __, 1997
William A. Hawkins


/s/ John K. Pirotte                         Director                            March 26, 1997
John K. Pirotte


/s/ Stephen R. Puckett                      Director                            March 25, 1997
Stephen R. Puckett


/s/ Philip R. Tracy                         Director                            March 26, 1997
Philip R. Tracy


                                            Director                            March __, 1997
Paul W. Wiles