Form 10-Q
period 1997-03-31
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1997-05-15
CIK 1002179

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to
       _________.

                             Commission File Number
                                     0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           North Carolina
                                                               56-1493744
 (State or other jurisdiction of                          (IRS  Employer
 Incorporation or organization)                         Identification Number)

5301 Departure Drive
Raleigh, North Carolina                                          27616
(Address of Principal Executive Office)                        (Zip Code)



Registrant's Telephone Number, Including Area
Code                                                       919-954-9871


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES___X____ NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding as of April 15, 1997
   Common Stock, par value $.001                          6,728,843

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                               INDEX TO FORM 10-Q

                                                                                      PAGE
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1997 (unaudited)
                  and December 31, 1996                                                  3

                  Consolidated Statements of Operations for the Three Months ended
                  March 31, 1997 and 1996 (unaudited)                                    4

                  Consolidated Statements of Cash Flows for the Three Months ended
                  March 31, 1997 and 1996 (unaudited)                                    5

                  Notes to Unaudited Consolidated Financial Statements                   6


                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           8


PART II. OTHER INFORMATION                                                              10

                  Item 1.  Legal Proceedings
                  Item 2.  Changes in Securities
                  Item 5.  Other Information-Subsequent Events
                  Item 6.  Exhibits and Reports on Form 8-K

                  SIGNATURES                                                            12



                         CARDIOVASCULAR DIAGNOSTICS, INC
                          Consolidated Balance Sheets
                     (in thousands, except per share data)


                                                                   March 31,       March 31,
                                                                     1997            1996
                                                                   --------       ----------


ASSETS
Current assets:
  Cash and cash equivalents                                         $  3,456    $  2,716
  Short term investments, held to maturity                             4,511       5,973
  Accounts receivable                                                  1,597       1,292
  Inventories                                                          1,923       2,019
  Other current assets                                                   233         198
                                                                    --------    --------
    Total current assets                                              11,720      12,198
Property and equipment, net                                            4,229       4,236
Intangible assets, net                                                 1,676       1,700
Other assets                                                             162         217
                                                                    --------    --------
    Total assets                                                    $ 17,787    $ 18,351
                                                                    ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    380    $    377
  Accrued expenses                                                       204         220
  Current portion of capital lease obligations                            13          19
                                                                    --------    --------
    Total current liabilities                                            597         616
                                                                    --------    --------
Long term debt                                                            50          50
Capital lease obligations, less current portion                           17          17
                                                                    --------    --------
    Total non-current liabilities                                         67          67
                                                                    --------    --------
    Total liabilities                                                    664         683
                                                                    --------    --------

Shareholders' equity:
  Preferred stock, $.001 par value; authorized
  1,000,000 shares--Series A participating preferred stock, voting; designated 696,000 shares at December 31, 1996; no shares issued or outstanding at December 31, 1996

  Common stock, $.001 par value; authorized 10,000,000
  shares; 6,728,843 and 6,663,986 issued and
  outstanding at March 31, 1997 and December 31,
  1996, respectively                                                       7           7
Additional paid-in capital                                            33,720      33,682
Cumulative translation adjustments                                      (157)        (48)
Accumulated deficit                                                  (16,417)    (15,940)
Unearned compensation                                                    (30)        (33)
                                                                    --------    --------
    Total shareholders' equity                                       17,123      17,668
                                                                    --------    --------
    Total liabilities and shareholders' equity                      $ 17,787    $ 18,351
                                                                    ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC
                     Consolidated Statements of Operations
                       (In thousands, except share data)


                                                    Three Months Ended
                                                 March 31,       March 31,
                                                   1997            1996
                                                 --------       ----------
Net sales                                        $ 2,284         $ 1,503
Cost of goods sold                                 1,523           1,188
                                                 --------       ----------
Gross profit                                         761             315

Operating expenses:
General and administrative                           759             636
Sales and marketing                                  296             454
Research and development                             524             511
                                                 -------         ---------
Total operating expenses                           1,579           1,601

Operating loss                                      (818)         (1,286)

Other income (expense):
Interest expense                                      (1)              (8)
Interest income                                      105              191
Grant/royalty                                          -               10
Development income                                   250                -
                                                  ------          --------
Total other income (expense)                         354              193
                                                 -------          --------
Net loss before taxes                               (464)          (1,093)
Provision for income taxes                           (14)             (19)
                                                --------          --------
Net loss                                           ($478)         ($1,112)
                                                =========         ========
Loss per share                                     (0.07)           (0.17)
Average weighted shares outstanding            6,714,496        6,537,556


         The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                 March 31,  March 31,
                                                                   1997        1996
                                                                --------    --------

Cash flows from operating activities:
Net loss                                                        ($   478)   ($ 1,112)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                     187         166
    Amortization                                                      41          39
    Unrealized gain on investments                                  --            11
    Change in assets and liabilities:
      Receivables                                                   (305)       (466)
      Inventories                                                     96         (48)
      Other assets                                                     6        (199)
      Accounts payable and accrued expenses                          (13)       (625)
                                                                --------    --------
        Net cash used in operating activities                       (466)     (2,234)
                                                                --------    --------
Cash flows from investing activities:
  Payments for purchase of property and equipment                   (180)       (327)
  Costs incurred to obtain patents                                  --            (3)
  Purchase of investments                                         (2,538)    (10,699)
  Investment maturities                                            4,000           0
                                                                --------    --------
        Net cash provided by (used in) investing activities        1,282     (11,029)
                                                                --------    --------
Cash flows from financing activities:

  Principal payments on long-term debt and capital
     lease obligations                                                (6)       (703)
  Net proceeds from issuance of stock                                 38       1,013
                                                                --------    --------
        Net cash provided by financing activities                     32         310
                                                                --------    --------

Effect of exchange rates on cash                                    (108)         59
                                                               ---------    --------
        Net increase (decrease) in cash and cash equivalents         740     (12,894)
Cash and cash equivalents at beginning of period                   2,716      16,237
                                                                --------    --------
Cash and cash equivalents at end of period                      $  3,456    $  3,343
                                                                ========    ========

        The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Basis of Presentation

Cardiovascular Diagnostics, Inc. ("CVDI") is the parent company of Coeur Laboratories, Inc. ("Coeur") and Cardiovascular Diagnostics Europe, BV ("CDE"). The "Company" refers to CVDI, Coeur and CDE. All CVDI financial reporting is consolidated including the accounts of Coeur and CDE. All significant intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Income Taxes Paid

No Federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the quarter ended March 31, 1997 and has net operating loss carryforwards to offset any net income when realized. Coeur made state income tax payments in the amount of $14,274, which represents management's estimate of state income tax expense for the quarter ended March 31, 1997.

Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4. Inventory

Inventories consisted of the following:

                            March 31, 1997             December 31, 1996
                            --------------             -----------------
         Raw materials         $1,609,934                     $1,431,534
         Finished goods           313,275                        587,264
                               ------------                   -----------
                               $1,923,209                     $2,018,798


Note 5. New Accounting Pronouncements

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior periods data presented will be restated to conform to the provisions of SFAS No. 128.

If the Company had adopted SFAS No. 128 for the period ended March 31, 1997, the following computation would have been used to arrive at basic income per share and diluted income per common share that would have been presented on the consolidated statements of operations:


                                                    THREE MONTHS ENDED
                                                 MARCH 31,             MARCH 31,
                                                     1997                 1996
                                           -------------------     -------------

Net loss                                         ($  477,631)       ($1,112,839)

Weighted average number of
    shares outstanding                             6,714,496          6,537,556
                                                 -----------        -----------

Loss per share                                   ($     0.07)       ($     0.17)
                                                 ===========        ===========


Net loss                                         ($  477,631)       ($1,112,839)

Weighted average shares:

   Common shares outstanding                       6,714,496          6,537,556

Dilutive effect stock options
   & warrants                                           --                 --
                                                 -----------        -----------

Total shares                                       6,714,496          6,537,556

Diluted loss per share                           ($     0.07)       ($     0.17)
                                                 ===========        ===========


Note 6. Legal Proceedings

On March 20, 1997, CVDI filed a complaint in the United States District Court, Eastern District of North Carolina, Western Division in Raleigh, North Carolina, against Boehringer Mannheim Corporation ("BMC") located in Indiana. The suit charges BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI has requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents 5,164,598 or 5,300,779, purportedly owned by BMC.


On April 9, 1997 BMC answered the claims made by CVDI and submitted a counterclaim against CVDI. The Company believes that the counterclaim allegations are without merit and intends to defend itself against these allegations vigorously.

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

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Cardiovascular Diagnostics, Inc. ("CVDI") and its subsidiaries, Coeur Laboratories, Inc.("Coeur") and Cardiovascular Diagnostics Europe, BV ("CDE").

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

Results of Operations

Net sales for the quarter ended March 31, 1997 were $2,284,000, an increase of 52% or $781,000, as compared to the same period in 1996. The increase in sales were a direct result of increased TAS products sold to CVDI's North American distributor, DADE International ("DADE"). Sales of Imaging Products for the period ended March 31, 1997 were approximately $1,000,000 as compared to approximately $1,112,000 for the period ended March 31, 1996.

Cost of goods sold increased $335,000 or 28% from March 31, 1996 to March 31, 1997, in correlation with the increased sales of TAS products. Accordingly, gross profit increased to 33% from 21% for the three-month period ended March 31, 1997 as compared to the same period in 1996.

Total operating expenses decreased slightly, approximately $22,000, for the quarter ended March 31, 1997 as compared to the same period in 1996. This decrease was the overall effect of eliminating the direct sales force in late 1996 after the DADE North American distribution agreement was signed, partially offset by the addition of administration and research and development staff and increased rent for facility space.

General and administrative expenses increased $123,000 from March 31, 1996 to March 31, 1997 due to increased staffing costs of approximately $97,000 and additional facility space expenses of $25,000.

Sales and marketing expenses for the quarter ended March 31, 1997 were $296,000, or 35%, less than the same period in 1996. This decrease was due to the elimination of the direct sales force in late 1996.

Research and development expenses were $13,000 greater for the period ended March 31, 1997 than for the same period in 1996. The Company expects research and development expenses to increase during 1997 due to the clinical trials planned for expanding the TAS test card menu.

Interest income decreased $85,000 for the three-month period ended March 31, 1997 from the three-month period ended March 31, 1996 due to decreased investments as funds were used to support operations.

Liquidity and Capital Resources

From December 31, 1996 to March 31, 1997, cash and cash equivalents and short term investments decreased $722,000. A portion of this decrease was due to the utilization of cash for operations of approximately $472,000 and capital expenditures for property and equipment of $180,000.

Accounts receivable increased 65% or $585,000 from December 31, 1996 to March 31, 1997 due to the increase in TAS sales for the first quarter in 1997.

The Company expects to incur additional operating losses during 1997. The Company's working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from the distributors. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions.

Management believes that its existing capital resources and the cash flows from operations will be adequate to satisfy its planned capital requirements through at least 1998.

Factors That May Affect Future Results

A number of uncertainties exist that may affect the Company's future operating results and stock price, including managed care, FDA regulations, and other regulatory guidelines affecting the Company. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of or announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's common stock. Securities of issuers having relatively limited capitalization or securities recently issued in an initial public offering are particularly susceptible to volatility based on short-term trading strategies of certain investors.

Closure of the European Office

On March 31, 1997, CVDI closed the office located in the Netherlands. The distribution agreements remain in place through CVDI and inventory will continue to be shipped to the distributors through the bonded warehouse in the Netherlands. Sales orders from European distributors will be processed through the office in Raleigh, North Carolina, but the inventory will shipped to the distributors from the Netherlands. CVDI believes that this change will improve the support to the distributors and reduce the operating expenses associated with European sales.

Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

On March 20, 1997, CVDI filed a complaint in the United States District Court, Eastern District of North Carolina, Western Division in Raleigh, North Carolina, against Boehringer Mannheim Corporation ("BMC") located in Indiana. The suit charges BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI has requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents 5,164,598 or 5,300,779, purportedly owned by BMC.


On April 9, 1997 BMC answered the claims made by CVDI and submitted a counterclaim against CVDI. The Company believes that the counterclaim allegations are without merit and intends to defend itself against these allegations vigorously.


Item 2. Changes in Securities

(a)   No material modifications
(b)   No material limitations or qualifications
(c) During the three months ended March 31, 1997, the Company issued the following unregistered securities:

        From January 1, 1997 through March 31, 1997, the Company issued options to purchase an aggregate of 80,000 shares of Common Stock to employees of the Company.


Item 5.  Other Information-Subsequent Events

On April 8, 1997 CVDI signed a distribution agreement with AVECOR
Cardiovascular, Inc. ("AVECOR") to sell in the United States and Canada certain heparin monitoring test cards in the surgical and critical care areas of hospitals. CVDI currently has a Heparin Monitoring Test ("HMT") and will have a Heparin Management Panel of tests ("HMP") as an alternative to the Activated Clotting Time test ("ACT").

On April 25, 1997 CVDI signed a collaboration agreement with Eli Lilly and Company ("Lilly") to develop a test to monitor a therapeutic anticoagulant for the treatment of sepsis. CVDI's goal is to submit a 510k application to the FDA by the end of January 1998. Lilly is already in Phase II clinical trials at 40 hospital sites. Upon the conclusion of the Phase II and development of the test card by CVDI, Lilly will being the Phase III clinical trials. Lilly will purchase test cards and analyzers from CVDI to support the Phase III clinical trials.


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


                        CARDIOVASCULAR DIAGNOSTICS, INC.



Date:    May 15, 1997        By:  /s/ B. Denise Hobbs
                                 -------------------
                                 B. Denise Hobbs
                                 Treasurer
                                 (Principal Financial and Accounting Officer)