Form 10-Q
period 1997-06-30
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1997-08-14
CIK 1002179

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


___X____ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

                             Commission File Number
                                     0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              North Carolina                                                  56-1493744
-------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of Incorporation or organization)    (IRS  Employer Identification Number)

5301 Departure Drive
Raleigh, North Carolina                                                          27616
-------------------------------------------------------------      ------------------------------------
(Address of Principal Executive Office)                                        (Zip Code)

Registrant's Telephone Number, Including Area Code                            919-954-9871
                                                                   ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES___X____ NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding as of July 31, 1997
---------------------------------               -------------------------------
   Common Stock, par value $.001                              6,730,843

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                        CARDIOVASCULAR DIAGNOSTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 JUNE 30,                DECEMBER 31,
                                                                                   1997                      1996
                                                                             ------------------        ------------------
ASSETS                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                                           $2,095                    $2,716
    Short term investments, held to maturity                                             3,754                     5,973
    Accounts receivable                                                                  2,390                     1,292
    Inventories                                                                          2,312                     2,019
    Other current assets                                                                    91                       198
                                                                             ------------------       ------------------
          Total current assets                                                          10,642                    12,198

Property and equipment, net                                                              4,399                     4,236
Intangible assets, net                                                                   1,627                     1,700
Other assets                                                                               182                       217
                                                                             ==================        ------------------
         Total assets                                                                  $16,850                   $18,351
                                                                             ==================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $314                      $377
    Accrued expenses                                                                       240                       220
    Current portion of capital lease obligations                                             -                        19
                                                                             ------------------        ------------------
          Total current liabilities                                                        554                       616
                                                                             ------------------        ------------------

Long term debt                                                                              50                        50
Capital lease obligations, less current portion                                             11                        17
                                                                             ------------------        ------------------
          Total non-current liabilities                                                     61                        67
                                                                             ------------------        ------------------
          Total liabilities                                                                615                       683
                                                                             ------------------        ------------------

Shareholders' equity:
    Common stock, $.001 par value; authorized 10,000,000 shares;
    6,730,843 and 6,663,986 issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively.                                       7                         7
Additional paid-in capital                                                              33,722                    33,682
Cumulative translation adjustments                                                       (101)                      (48)
Accumulated deficit                                                                   (17,365)                  (15,940)
Unearned compensation                                                                     (28)                      (33)
                                                                             ------------------        ------------------
         Total shareholders' equity                                                     16,235                    17,668
                                                                             ------------------        ------------------

         Total liabilities and shareholders' equity                                    $16,850                   $18,351
                                                                             ==================        ==================

The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,              JUNE 30,             JUNE 30,
                                                 1997               1996                  1997                 1996
                                           -----------------   ----------------     ------------------    ----------------

Net sales                                            $1,759             $1,721                  4,043               3,224
Cost of goods sold                                    1,427              1,303                  2,950               2,491
                                           -----------------   ----------------     ------------------    ----------------
Gross profit                                            332                418                  1,093                 733

Operating expenses:
General and administrative                              884                806                  1,643               1,442
Sales and marketing                                     328                537                    623                 991
Research and development                                646                575                  1,171               1,086
                                           -----------------   ----------------     ------------------    ----------------
Total operating expenses                              1,858              1,918                  3,437               3,519

Litigation expenses                                     122                  -                    122                   -
                                           -----------------   ----------------     ------------------    ----------------
Operating loss                                      (1,648)            (1,500)                (2,466)             (2,786)

Other income(expense):
Net interest income                                     101                174                    207                 357
Grant/royalty income                                    138                 19                    138                  29
Development income                                      475                  -                    725                   -
                                           -----------------   ----------------     ------------------    ----------------
Total other income                                      714                193                  1,070                 386
                                           -----------------   ----------------     ------------------    ----------------
Net loss before taxes                                 (934)            (1,307)                (1,396)             (2,400)

Provision for income taxes                             (14)               (19)                   (29)                (38)
                                           =================   ================     ==================    ================
Net loss                                             ($948)           ($1,326)               ($1,425)            ($2,438)
                                           =================   ================     ==================    ================

Loss per share                                      ($0.14)            ($0.20)                ($0.21)             ($0.37)
Average weighted shares outstanding               6,729,722          6,560,002              6,722,151           6,548,779



The accompanying notes are an integral part of the consolidated financial statements.

                                         CARDIOVASCULAR DIAGNOSTICS, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)



                                                                                    June 30,               June 30,
                                                                                      1997                   1996
                                                                                -----------------       ----------------
Cash flows from operating activities:
Net loss                                                                                ($1,425)               ($2,438)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                             316                    341
    Amortization                                                                              93                    107
    Change in assets and liabilities:
        Receivables                                                                      (1,099)                  (380)
        Inventories                                                                        (294)                  (267)
        Other assets                                                                         139                  (258)
        Accounts payable and accrued expenses                                               (43)                  (379)
                                                                                -----------------       ----------------
              Net cash used in operating activities                                      (2,313)                (3,274)
                                                                                -----------------       ----------------

Cash flows from investing activities:
    Payments for purchase of property and equipment                                        (479)                  (724)
    Costs incurred to obtain patents                                                        (10)                   (57)
    Purchase of investments                                                              (5,531)                (8,332)
    Proceeds from maturities of investments                                                7,750                      -
                                                                                -----------------       ----------------
            Net cash used in investing activities                                          1,730                (9,113)
                                                                                -----------------       ----------------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations                      (26)                  (721)
    Net proceeds from issuance of stock                                                       40                  1,015
                                                                                -----------------       ----------------
           Net cash provided by financing activities                                          14                    294
                                                                                -----------------       ----------------

Effect of exchange rates on cash                                                            (52)                   (91)
          Net decrease in cash and cash equivalents                                        (621)               (12,184)
Cash and cash equivalents at beginning of period                                           2,716                 16,237
                                                                                -----------------       ----------------
Cash and cash equivalents at end of period                                                $2,095                 $4,053
                                                                                =================       ================



The accompanying notes are an integral part of the consolidated financial statements.

                                                         `


                        CARDIOVASCULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1.  Basis of Presentation

Cardiovascular Diagnostics, Inc. ("CVDI") is the parent company of Coeur Laboratories, Inc. ("Coeur"). The "Company" refers to CVDI and Coeur. All CVDI financial reporting is consolidated including the accounts of Coeur. All significant intercompany activity and balances have been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Results for the interim period are not necessarily indicative of the results which might be achieved for any other interim period or for the full fiscal year.


Note 2.  Income Taxes Paid

No Federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the quarter ended June 30, 1997 and has net operating loss carryforwards to offset net income when realized. Coeur made state income tax payments in the amount of $14,272, which represents management's estimate of state income tax expense for the quarter ended June 30, 1997.


Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.


Note 4. Inventory

Inventories consisted of the following:

                                     June 30, 1997         December 31, 1996
                                     -------------         -----------------
         Raw materials                  $2,041,500                $1,431,534
         Finished goods                    270,937                   587,264
                                        ------------              -----------
                                        $2,312,437                $2,018,798


Note 5. Legal Proceedings

As reported in its filings on Form 10-Q for the period ended March 31, 1997, the Company filed suit on March 20, 1997, in the U. S. District Court, Eastern District of North Carolina, Western Division in Raleigh, North Carolina, against Boehringer Mannheim Corporation ("BMC") located in Indiana. The suit charges BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI has requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents 5,164,598 or 5,300,779, purportedly owned by BMC.

On April 9, 1997 BMC answered the claims made by CVDI and submitted a counterclaim against CVDI. The Company believes that the counterclaim allegations are without merit and intends to defend itself against these allegations vigorously. Litigation expenses are related to this matter.

At this time there have been no material changes or events pertaining to this litigation matter.


Note 6. New Accounting Pronouncements

The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") on December 31, 1997. SFAS No. 131 requires the Company to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has yet to determine the impact, if any, of adoption of the new pronouncement.

The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") on December 31, 1997. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. The Company has yet to determine the impact, if any, of adoption of the new pronouncement.

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

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


Results of Operations

THREE MONTHS ENDED JUNE 30, 1997 VS. JUNE 30, 1996

Net sales for the three months ended June 30, 1997 were $1,759,000, an increase of 2% or $38,000, as compared to the same period in 1996. The increase in sales was a direct result of increased TAS product sales. Sales of Imaging Products for the period ended June 30, 1997 were approximately $1,012,000 as compared to approximately $1,303,000 for the period ended June 30, 1996. The decrease in sales of Imaging Products was due to declining manifold sales in Europe and market competition in syringe sales.

Cost of goods sold increased $124,000, or 10%, from June 30, 1996 to June 30, 1997, which partially reflects the increase in sales of TAS products. The gross profit decreased $86,000, or 21%, for the three-month period ended June 30, 1997 as compared to the same period in 1996 due to inefficiencies in manufacturing low volumes of TAS products.

Total operating expenses decreased slightly, 3%, or approximately $59,000, for the quarter ended June 30, 1997 as compared to the same period in 1996. This decrease was the overall effect of eliminating the direct sales force in late 1996 after the DADE North American distribution agreement was signed, partially offset by increased facility expenses and increased clinical trials expenses.

General and administrative expenses increased $78,000, or 10%, from June 30, 1996 to June 30, 1997 due to increased administrative costs of approximately $46,000 and additional facility space expenses of $32,000.

Sales and marketing expenses for the quarter ended June 30, 1997 were $209,000, or 39%, less than the same period in 1996. This decrease was due to the elimination of the direct sales force in late 1996.

Research and development expenses were $73,000, or 13%, greater for the period ended June 30, 1997 than for the same period in 1996. The Company expects research and development expenses, as compared to 1996, to continue to increase during 1997 due to the clinical trials planned for expanding the TAS test card menu.

The operating loss for the three months ended June 30, 1997 was $1,648,000 as compared to an operating loss of $1,499,000 for the same period in 1996. The increased loss of $149,000 is primarily due to BMC-related litigation expenses of $122,000.

Interest income decreased $73,000 for the three-month period ended June 30, 1997 from the three-month period ended June 30, 1996 due to decreased investments as funds were used to support operations. Grant and royalty income increased $120,000 from the three-month period ended June 30,1997 from the same period in 1996. Grant income increased $131,000 due to the Company receiving a National Institutes of Health award and royalty income decreased $11,000. During the quarter ended June 30, 1997 the Company received development income of $475,000 for the milestones met in accordance with earlier collaboration agreements. During the same quarter in 1996 there was no development income.


SIX MONTHS ENDED JUNE 30, 1997 VS. JUNE 30, 1996

Net sales for the six months ended June 30, 1997 were $4,043,000, an increase of 25% or $819,000, as compared to the same period in 1996. The increase in sales were a direct result of increased TAS products sold to our most recent distributors, DADE, Avecor and Ortho. Sales of Imaging Products for the period ended June 30, 1997 were approximately $2,013,000 as compared to approximately $2,414,000 for the period ended June 30, 1996. The decrease in sales of Imaging Products was due to declining manifold sales in Europe and market competition in syringe sales.

Cost of goods sold increased $459,000 or 18% from June 30, 1996 to June 30, 1997, which partially reflects the increase in sales of TAS products. The gross profit increased $360,000 or 49% for the six-month period ended June 30, 1997 as compared to the same period in 1996 and accordingly, the profit margin increased to 27% from 23%. These improvements are results of implementation of raw material cost savings and efficiencies in manufacturing during the first quarter due to increased sales of TAS products.

Total operating expenses decreased approximately $81,000, for the six months ended June 30, 1997 as compared to the same period in 1996. This decrease was the overall effect of eliminating the direct sales force in late 1996 after the DADE North American distribution agreement was signed, partially offset by increased administration expenses and increased research and development expenses.

General and administrative expenses increased $200,000, or 14%, from June 30, 1996 to June 30, 1997 due to increased administrative staffing costs of approximately $127,000 and increased facility expenses of $73,000.

Sales and marketing expenses for the six months ended June 30, 1997 were $367,000, or 37%, less than the same period in 1996. This decrease was due to the elimination of the direct sales force in late 1996.

Research and development expenses were $86,000 greater for the period ended June 30, 1997 than for the same period in 1996. This increase was due to increased clinical trials and marketing evaluation expenses. The Company expects research and development expenses to increase during 1997 due to the clinical trials planned for expanding the TAS test card menu.

The operating loss for the six months ended June 30, 1997 was $2,466,000 as compared to a loss of $2,785,000 for the same period in 1996. The gross profit increased $360,000 from 1997 to 1996 and the operating expenses decreased $81,000 from 1996 to 1997. This improvement of $441,000 is offset by BMC litigation expenses of $122,000 for the six-month period ended June 30, 1997.

Interest income decreased $158,000 for the six-month period ended June 30, 1997 from the six-month period ended June 30, 1996 due to decreased investments as funds were used to support operations. Grant and royalty income increased $109,000 in the six-month period ended June 30,1997 from the same period in 1996. Grant income increased $120,000 due to the Company receiving an NIH award and royalty income decreased $11,000. During the six-months ended June 30, 1997 the Company received development income of $725,000 for the milestones met in accordance with earlier collaboration agreements. During the same period in 1996 there was no development income.

Liquidity and Capital Resources

From December 31, 1996 to June 30, 1997, cash and cash equivalents and short term investments decreased $2,841,000. A portion of this decrease was due to the utilization of cash for operations of approximately $2,313,000 and capital expenditures for property and equipment of $479,000.

Accounts receivable increased 85% or $1,099,000 from December 31, 1996 to June 30, 1997 due to the increase in TAS sales for the six months ended June 30, 1997.

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

Factors That May Affect Future Results

A number of uncertainties exist that may affect the Company's future operating results and stock price, including managed care, FDA regulations, and other regulatory guidelines affecting the Company. The market price of the common stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of or announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's common stock. Securities of issuers having relatively limited capitalization are particularly susceptible to volatility based on short-term trading strategies of certain investors.

Part II. OTHER INFORMATION

Item 2. Changes in Securities

(a)   No material modifications
(b)   No material limitations or qualifications
(c) During the three months ended June 30, 1997, the Company issued the following unregistered securities:
            From April 1, 1997 through June 30, 1997, the Company issued options to purchase an aggregate of 2,000 shares of Common Stock to employees of the Company.

         The sales of the above securities were deemed to be exempt from registration under the Act in reliance upon section 4 (2) of the Securities Act of 1933, as amended (the "Act"), or Regulation D or Rule 701 promulgated thereunder as transactions by an issuer not involving a public offering. Recipients of the securities in each such transaction represented their intentions to acquire such securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments issued in such transactions. All recipients had adequate access to information about the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 9, 1997. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)      The shareholders elected the following persons as directors of the
Company: Dennis J. Dougherty, William A. Hawkins, John K. Pirotte, Stephen R. Puckett, Philip R. Tracy, Paul M. Wiles and John P. Funkhouser. The votes for and against (withheld) each nominee were as follows:

                                          Votes        Votes          Votes
         Nominee                           For       Withheld       Abstained
         -------                          ----       --------       ---------
         Dennis J. Dougherty          4,757,493           0           258,958
         William A. Hawkins           4,761,295           0           255,156
         John K. Pirotte              4,761,295           0           255,156
         Stephen R. Puckett           4,761,295           0           255,156
         Philip R. Tracy              4,761,295           0           255,156
         Paul M. Wiles                4,761,295           0           255,156
         John P. Funkhouser           4,761,037           0           255,414

(b) The shareholders approved the amendment to the Cardiovascular Diagnostics, Inc. Employee Stock Option Plan of 1995 with 4,221,862 shares voting for, 719,933 shares voting against and 19,126 shares abstained.

(c) The shareholders ratified the appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the year ending December 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         11.1     Statement regarding computation of loss per share
         27.1     Financial Data Schedule

(b)      No reports on Form 8-K were filed during the period.