Form 10-Q
period 1997-09-30
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1997-11-14
CIK 1002179

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to
      _________.

                             Commission File Number
                                     0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)



       North Carolina                                   56-1493744
-------------------------------                   ---------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation or organization)                   Identification Number)

5301 Departure Drive
Raleigh, North Carolina                                    27616
---------------------------------------           ---------------------
(Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, Including Area Code                 919-954-9871


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES |X|   NO  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding as of October 30, 1997
-----------------------------               ----------------------------------
Common Stock, par value $.001                           6,745,843

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                    September 30,   December 31,
                                                                         1997          1996
                                                                    -------------   ------------
ASSETS                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                         $  2,403       $  2,716
    Short term investments, held to maturity                             1,756          5,973
    Accounts receivable                                                  1,972          1,292
    Inventories                                                          3,004          2,019
    Other current assets                                                    87            198
                                                                      --------       --------
          Total current assets                                           9,222         12,198

Property and equipment, net                                              4,556          4,236
Intangible assets, net                                                   1,584          1,700
Other assets                                                               246            217
                                                                      --------       --------
         Total assets                                                 $ 15,608       $ 18,351
                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $    531       $    377
    Accrued expenses                                                       161            220
    Current portion of capital lease obligations                            --             19
                                                                      --------       --------
          Total current liabilities                                        692            616
                                                                      --------       --------
Long term debt                                                              50             50
Capital lease obligations, less current portion                              9             17
                                                                      --------       --------
          Total non-current liabilities                                     59             67
                                                                      --------       --------
          Total liabilities                                                751            683
                                                                      --------       --------
Shareholders' equity:
    Common stock, $.001 par value; authorized 10,000,000 shares;
    6,745,843 and 6,663,986 issued and outstanding at
    September 30, 1997 and December 31, 1996, respectively                   7              7
Additional paid-in capital                                              33,790         33,682
Cumulative translation adjustments                                        (101)           (48)
Accumulated deficit                                                    (18,814)       (15,940)
Unearned compensation                                                      (25)           (33)
                                                                      --------       --------
         Total shareholders' equity                                     14,857         17,668
                                                                      --------       --------

         Total liabilities and shareholders' equity                   $ 15,608       $ 18,351
                                                                      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                      Consolidated Statements of Operations
                        (In thousands, except share data)
                                   (Unaudited)

                                                Three Months Ended                 Nine months ended
                                         September 30,    September 30,     September 30,     September 30,
                                             1997             1996              1997              1996
                                         -----------       -----------       -----------       -----------
Net sales                                $     1,677       $     1,572       $     5,720       $     4,796
Cost of goods sold                             1,484             1,257             4,434             3,748
                                         -----------       -----------       -----------       -----------
Gross profit                                     193               315             1,286             1,048

Operating expenses:
General and administrative                       809               699             2,451             2,141
Sales and marketing                              318               475               942             1,466
Research and development                         689               578             1,861             1,664
                                         -----------       -----------       -----------       -----------
Total operating expenses                       1,816             1,752             5,254             5,271

Litigation expenses                              110                --               231                --
                                         -----------       -----------       -----------       -----------
Operating loss                                (1,733)           (1,437)           (4,199)           (4,223)

Other income(expense):
Net interest income                               70               146               277               503
Grant/royalty income                             133                --               271                29
Development income                                95                --               820                --
                                         -----------       -----------       -----------       -----------
Total other income                               298               146             1,368               532
                                         -----------       -----------       -----------       -----------
Net loss before taxes                         (1,435)           (1,291)           (2,831)           (3,691)

Provision for income taxes                        14                20                43                58
                                         ===========       ===========       ===========       ===========
Net loss                                 ($    1,449)      ($    1,311)      ($    2,874)      ($    3,749)
                                         ===========       ===========       ===========       ===========

Loss per share                           ($     0.22)      ($     0.20)      ($     0.43)      ($     0.57)
Average weighted shares outstanding        6,733,452         6,570,287         6,725,959         6,555,948

The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           September 30,  September 30,
                                                                               1997          1996
                                                                           -------------  -------------
Cash flows from operating activities:
Net loss                                                                    ($ 2,874)      ($ 3,749)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                 498            526
    Amortization                                                                 159            (81)
    Change in assets and liabilities:
        Receivables                                                             (680)          (425)
        Inventories                                                             (985)          (826)
        Other assets                                                              82           (203)
        Accounts payable and accrued expenses                                     95           (423)
                                                                            --------       --------
               Net cash used in operating activities                          (3,705)        (5,181)
                                                                            --------       --------

Cash flows from investing activities:
    Payments for purchase of property and equipment                             (818)        (1,145)
    Costs incurred to obtain patents                                             (35)           (67)
    Purchase of investments                                                   (5,827)       (10,688)
    Proceeds from maturities of investments                                   10,044          2,500
                                                                            --------       --------
            Net cash provided by (used in) investing activities                3,364         (9,400)
                                                                            --------       --------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations           (27)          (726)
    Net proceeds from issuance of stock                                          108          1,020
                                                                            --------       --------
           Net cash provided by financing activities                              81            294
                                                                            --------       --------

Effect of exchange rates on cash                                                 (53)           (43)
          Net decrease in cash and cash equivalents                             (313)       (14,330)
Cash and cash equivalents at beginning of period                               2,716         16,237
                                                                            --------       --------
Cash and cash equivalents at end of period                                  $  2,403       $  1,907
                                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Basis of Presentation

Cardiovascular Diagnostics, Inc. ("CVDI") is the parent company of Coeur Laboratories, Inc. ("Coeur") and Cardiovascular Diagnostics Europe B.V. ("CDE"). The "Company" refers to CVDI and its subsidiaries. All CVDI financial reporting is consolidated including the accounts of its subsidiaries. All significant intercompany activity and balances have been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Results for the interim period are not necessarily indicative of the results which might be achieved for any other interim period or for the full fiscal year.

Note 2. Income Taxes Paid

No Federal income tax provision or benefit has been provided for income tax purposes, because the Company has not realized net income for the quarter ended September 30, 1997 and has net operating loss carryforwards to offset net income when realized. Coeur made state income tax payments in the amount of $14,273, which represents management's estimate of state income tax expense for the quarter ended September 30, 1997.

Note 3. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4. Inventory

Inventories consisted of the following:

                               September 30, 1997      December 31, 1996
                               ------------------      -----------------
         Raw materials            $2,519,157             $1,431,534
         Finished goods              485,372                587,264
                                  ----------             ----------
                                  $3,004,529             $2,018,798

Note 5. Legal Proceedings

As reported in its Quarterly Report on Form 10-Q for the period ended March 31, 1997, the Company filed suit on March 20, 1997, in the U. S. District Court, Eastern District of North Carolina, Western Division in Raleigh, North Carolina, against Boehringer Mannheim Corporation ("BMC") located in Indiana. The suit charged BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents 5,164,598 or 5,300,779, purportedly owned by BMC.
On April 9, 1997 BMC answered the claims made by CVDI and submitted a counterclaim against CVDI. On November 10, 1997, the Court issued a Judgment and Order granting CVDI's motion for judgment on the pleadings with respect to its assertion that it has an implied license, until June 21, 1999, to the patents at issue, and dismissed BMC's counterclaims. The Court also dismissed all of CVDI's other claims.

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

Results of Operations

Three Months Ended September 30, 1997 vs. September 30, 1996

Net sales for the three months ended September 30, 1997 were $1,677,000, an increase of 7%, or $105,000, as compared to the same period in 1996. TAS sales for the third quarter of 1997 were $428,000 compared to $429,000 in the third quarter of 1996 and $747,000 for the second quarter of 1997. The Company believes that third quarter 1997 TAS sales were negatively impacted by continued delays in the sales cycles of new technologies in the evolving healthcare market. In addition, calibration of the Company's test cards to the reagents used by Dade, its North American distributor, was not completed until the third quarter of 1997. Sales of Imaging Products for the period ended September 30, 1997 were approximately $1,249,000 as compared to approximately $1,143,000 for the period ended September 30, 1996, a 9% increase. The increase in sales of Imaging Products was due to a major customer securing a contract with Premier.

Cost of goods sold increased $226,000, or 18%, from September 30, 1996 to September 30, 1997, which partially reflects the increase in sales of Imaging Products. The gross profit decreased $121,000, or 38%, for the three-month period ended September 30, 1997 as compared to the same period in 1996 due to fixed costs associated with manufacturing low volumes of TAS products.

Total operating expenses increased slightly, 4%, or approximately $64,000, for the quarter ended September 30, 1997 as compared to the same period in 1996. This increase was attributable to an increase in research and development expenses and increased facility expenses, partially offset by the decrease in sales and marketing expenses.

General and administrative expenses increased $110,000, or 16%, from September 30, 1996 to September 30, 1997 due to increased administrative staffing costs and increased facility expenses.

Sales and marketing expenses for the quarter ended September 30, 1997 were $157,000, or 33%, less than the same period in 1996. This decrease was due to the elimination of the direct sales force in late 1996, after the Company shifted to a distributor-based sales strategy.

Research and development expenses were $111,000, or 19%, greater for the three-month period ended September 30, 1997 than for the same period in 1996. The Company expects research and development expenses, as compared to 1996, to continue to increase during 1997 due to the clinical trials planned for expanding the TAS test card menu.

The operating loss for the three months ended September 30, 1997 was $1,733,000 as compared to an operating loss of $1,438,000 for the same period in 1996. The increase is due to BMC-related litigation expenses, and increased administrative and research and development expenses.

Interest income decreased $77,000 for the three-month period ended September 30, 1997 from the three-month period ended September 30, 1996 due to decreased investments as funds were used to support operations. Grant income increased $133,000 from the three-month period ended September 30, 1997 from the same period in 1996. The increase was due to the Company receiving a National Institutes of Health award. During the quarter ended September 30, 1997, the Company also received development income of $95,000 for the milestones met in accordance with earlier collaboration agreements. During the same quarter in 1996 there was no development income.

Nine Months Ended September 30, 1997 vs. September 30, 1996

Net sales for the nine months ended September 30, 1997 were $5,720,000, an increase of 19%, or $925,000, as compared to the same period in 1996. The increase in sales were a direct result of increased TAS products sold to our distributors, DADE, Avecor and Ortho. Sales of Imaging Products for the period ended September 30, 1997 were approximately $3,262,000 as compared to approximately $3,557,000 for the period ended September 30, 1996. The decrease in sales of Imaging Products was primarily due to decreased manifold sales in Europe during the first six months of 1997.

Cost of goods sold increased $686,000, or 18%, from September 30, 1996 to September 30, 1997, which partially reflects the increase in sales of TAS products. The gross profit increased $239,000, or 23%, for the nine-month period ended September 30, 1997 as compared to the same period in 1996 and the profit margin increased slightly from 21% to 22%. These improvements resulted from implementation of raw material cost savings and efficiencies in manufacturing during the first quarter due to increased sales of TAS products.

Total operating expenses decreased approximately $17,000, for the nine months ended September 30, 1997 as compared to the same period in 1996. This decrease was the overall effect of eliminating the direct sales force in late 1996 after the DADE North American distribution agreement was signed, partially offset by increased general and administrative and research and development expenses.

General and administrative expenses increased $311,000, or 15%, from September 30, 1996 to September 30, 1997 due to increased administrative staffing costs and increased facility expenses.

Sales and marketing expenses for the nine months ended September 30, 1997 were $524,000, or 36%, less than the same period in 1996. This decrease was due to the elimination of the direct sales force in late 1996.

Research and development expenses were $197,000 greater for the period ended September 30, 1997 than for the same period in 1996. This increase was due to increased clinical trials and marketing evaluation expenses. The Company expects research and development expenses to increase during 1997 due to the clinical trials planned for expanding the TAS test card menu.

The operating loss for the nine months ended September 30, 1997 was $3,968,000 as compared to a loss of $4,223,000 for the same period in 1996. Included in the operating loss for the nine months ended September 30, 1997 are BMC litigation expenses of $231,000.

Interest income decreased $235,000 for the nine-month period ended September 30, 1997 from the nine-month period ended September 30, 1996 due to decreased investments as funds were used to support operations. Grant and royalty income increased $243,000 in the nine-month period ended September 30, 1997 from the same period in 1996. Grant income increased $254,000 due to the Company receiving an NIH award and royalty income decreased $11,000. During the nine months ended September 30, 1997, the Company also received development income of $820,000 for the milestones met in accordance with earlier collaboration agreements. During the same period in 1996 there was no development income.

Liquidity and Capital Resources

From December 31, 1996 to September 30, 1997, cash and cash equivalents and short term investments decreased $4,531,000. This decrease was due primarily to the utilization of cash for operations of approximately $3,807,000 and capital expenditures for property and equipment of $818,000.

Accounts receivable increased 53%, or $681,000, from December 31, 1996 to September 30, 1997 due to the increase in TAS sales for the nine months ended September 30, 1997. Accounts receivable have decreased $418,000 since June 30, 1997, reflecting collections on prior sales and lower TAS sales during the third quarter.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in its Quarterly Report on Form 10-Q for the period ended March 31, 1997, the Company filed suit on March 20, 1997, in the U. S. District Court, Eastern District of North Carolina, Western Division in Raleigh, North Carolina, against Boehringer Mannheim Corporation ("BMC") located in Indiana. The suit charged BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents 5,164,598 or 5,300,779, purportedly owned by BMC.
On April 9, 1997 BMC answered the claims made by CVDI and submitted a counterclaim against CVDI. On November 10, 1997, the Court issued a Judgment and Order granting CVDI's motion for judgment on the pleadings with respect to its assertion that it has an implied license, until June 21, 1999, to the patents at issue, and dismissed BMC's counterclaims. The Court also dismissed all of CVDI's other claims.

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


                                CARDIOVASCULAR DIAGNOSTICS, INC.



Date: November 14, 1997         By: /s/ B. Denise Hobbs
                                    ------------------------------------
                                    B. Denise Hobbs
                                    Treasurer
                                    (Principal Financial and Accounting Officer)