Form 10-K
period 1997-12-31
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1998-03-27
CIK 1002179

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997 OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.  For the transition period from _________ to __________

                         Commission file number 0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact name of registrant as specified in its charter)

      NORTH CAROLINA                                            56-1493744
(State or other jurisdiction of                              (I.R.S. Employer
            incorporation or organization)                  Identification No.)

5301 DEPARTURE DRIVE, RALEIGH, NORTH CAROLINA                     27616
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: 919-954-9871

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK ($.001 PAR VALUE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



The aggregate market value of the voting stock held by non-affiliates of the registrant based upon $7.75 per share, the closing price of the Common Stock on March 20, 1998, on the NASDAQ National Market System, was approximately $51,550,400 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of March 20, 1998, the registrant had outstanding 6,788,937 shares of Common Stock ($.001 par value).


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results" and elsewhere, as well as in the Company's other filings with the Securities and Exchange Commission (the "SEC"), and including, in particular, risks relating to new product development, uncertainties regarding market acceptance of the Company's products, government regulation, healthcare industry consolidation and competition.


                                     PART I

ITEM 1.    BUSINESS.

         Cardiovascular Diagnostics, Inc., a North Carolina corporation (the "Company" or the "Registrant"), develops, manufactures and markets a proprietary cardiovascular diagnostic analyzer and tests that provide, at the point of patient care, rapid and accurate evaluation of hemostasis and certain new drugs under development. The Company believes that its Thrombolytic Assessment System ("TAS") is the only stat, or "as soon as possible", point-of-care system capable of monitoring both the coagulation (formation) and lysis (dissolution) of blood clots. Such monitoring provides information which is critical in administering anticoagulant and thrombolytic (clot-dissolving) drugs, which are used in the treatment of heart attacks and strokes and in a variety of other medical procedures. During 1997 the Company exhibited the flexibility of the TAS platform by signing collaboration agreements with Knoll AG and Eli Lilly and Company to monitor the effects of certain new drugs that are in clinical trials.

         Evaluation of hemostasis is an integral part of patient diagnosis and treatment for a wide variety of medical conditions. Hemostatic test results must be provided quickly because a majority of the drugs used to regulate clotting are cleared rapidly from the body, and these drugs must be closely monitored to maintain drug levels within an effective treatment range. The Company believes that generally, hospital central and stat laboratories, which currently provide the majority of such testing, cannot provide timely information to clinicians regarding coagulation, and thrombolytic and other drug monitoring. Any delay in providing such information can be a problem since the physician is likely to leave the patient area during this time, which may result in a further delay in diagnosis and treatment. The Company believes that TAS can provide information regarding coagulation as well as thrombolytic and other drug monitoring on a timely basis, thus permitting quicker diagnosis and therapeutic intervention, which will improve hemostatic therapy and the quality of patient care. The Company believes that this improvement may facilitate quicker transfers out of expensive critical care settings, reduce the overall length of hospital stays, reduce expenditures for laboratory equipment and its associated maintenance and labor, and reduce the unnecessary use, and therefore the overall cost, of pharmaceuticals. In addition, point-of-care testing can save hospitals money by reducing the numerous steps, paperwork and personnel involved in collecting, transporting, documenting and processing blood samples.

         The Company currently sells its TAS analyzer and a menu of nine tests and four sets of controls in the United States. Five of these tests, the Prothrombin Time ("PT"), PT non-citrated ("PTNC"), the PT One, the activated Partial Thromboplastin Time ("aPTT") and the Heparin Management ("HMT") tests (which monitor oral anticoagulant therapy, low level intravenous anticoagulant therapy and high level intravenous anticoagulant therapy, respectively), have received Food and Drug Administration ("FDA") clearance under Section 510(k) of the Food, Drug and Cosmetic Act (the "FDC Act"), and are currently sold for commercial use. The other four tests, the SK Panel, Lysis Onset Time ("LOT"), Low Range Heparin Monitoring ("LHMT") and Ecarin Clotting Time ("ECT") tests (which monitor low heparin levels and antithrombin, respectively) are currently sold in the U.S. "for investigational use only", pending further FDA review and clearance. 510(k) filings were submitted for the LHMT and ECT tests in December 1997 and January 1998, respectively. The SK Panel, which consists of two tests, assists physicians in anticipating possible complications of thrombolytic therapy by screening patients for resistance to streptokinase. The LOT test may be used during the administration of any thrombolytic drug to detect the establishment of the lytic state, after which additional administration of the drug may no longer be efficacious. The Company currently sells the TAS analyzer and all of these tests in Europe.

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

         Recent advances in technology allow many routine blood tests to be performed at the point of patient care, where the physician can most effectively use test results. Portable, easy-to-use analyzers designed to perform blood analysis rapidly and accurately are emerging as a solution to current healthcare demands. While speed is important in point-of-care testing, accuracy is critical. Since point-of-care testing is typically performed by operators who lack any special laboratory skills or training, the more error-proof the testing system, from sample collection through archiving of the test result, the more reliable the system will prove to be. By design, most point-of-care tests require limited materials and minimum labor. Point-of-care test systems must also comply with the Clinical Laboratory Improvement Amendment of 1988 ("CLIA") regulations. See "-Government Regulation-CLIA".

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

     TECHNOLOGY

         The Company's core technology relating to both the TAS analyzer and test cards is currently protected by a number of U.S. and corresponding international patents. The TAS card technology combines a mixture of dry reagents and paramagnetic iron oxide particles ("PIOP") that is contained within the card's reaction chamber. The test card has the approximate dimensions and half the thickness of a standard credit card. Blood samples are introduced into this reagent/particle mixture, dissolving the dry reagent and freeing the magnetic particles to move within the card's chamber. When the oscillating magnetic field is generated by the TAS analyzer, the magnetic particles within the TAS card's reaction chamber move in response to the magnetic field. An optical sensor within the TAS analyzer monitors the motion of the magnetic particles without touching the blood sample. When movement diminishes to a predetermined amplitude, the TAS system determines that a clot has been formed.

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

     PRODUCTS

         THROMBOLYTIC ASSESSMENT SYSTEM (TAS)

         The Company's Thrombolytic Assessment System, or TAS, consists of a proprietary portable analyzer and proprietary, disposable test cards. The Company's TAS analyzer and test cards are designed to work effectively in a decentralized testing environment where they are used by healthcare personnel who need not have received formal central laboratory training. The Company's products are able to provide point-of-care testing, which can save valuable time in obtaining test results, is more convenient to the healthcare professional than laboratory testing and allows for more efficient treatment of patients. The Company believes that TAS complies with current CLIA regulations. See "-Government Regulation-CLIA".

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

         To operate TAS, a test card is swiped through the magnetic strip reader of the analyzer, which automatically initiates quality controls and begins to elicit information from the operator through a series of prompts outlining the operating procedure for the specific test to be performed. The test card is then inserted into the TAS analyzer. A single drop of unprocessed, noncitrated or citrated, whole blood or plasma is then placed into the reaction chamber of the card, which already contains the appropriate mixture of dry reagents and PIOP for the test being performed. Typically within three minutes, the screen on the TAS analyzer displays a numerical test result, which is comparable to the result which would be achieved in a central laboratory using traditional testing procedures. The portable analyzer has been designed with a memory capability, may be connected to a printer, and with a software upgrade may be connected to the hospital's patient information system. The internal memory of the TAS analyzer allows for the storage of up to 1,000 individual test results and has an alphanumeric keypad that allows for the input of up to a 20-character patient identification code. Additionally, the keypad provides for coded entry so only authorized personnel can gain access to the system. The TAS analyzer can operate either on wall current or on an internal rechargeable battery.

         CURRENT TEST CARDS

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

         The Company manufactures and markets three different types of PT test cards, a general purpose PT test card routinely used in the United States, the PT One, which uses a more sensitive scale of measurement, and the PT-NC, which is used with finger stick samples. The PT One is currently the preferred test for all indications in Europe and is rapidly becoming popular in the United States.

         Generally, aPTT tests are incapable of monitoring high levels of heparin. Therefore, the Company developed its HMT for monitoring patients requiring high dose heparin therapy during procedures such as open heart surgeries or dialyses. For example, during the course of an open heart surgery, the patient's blood may be tested as many as four to six times to assure an adequate heparin effect. The Company believes that its HMT is a more effective test than the Activated Clotting Time test ("ACT") currently used for procedures requiring high dose heparin therapy. Unlike ACT, HMT is not sensitive to changes in blood temperature or dilution, such as typically occur during open heart surgery. Clinical trials also indicate that HMT more closely correlates with a precise but time-consuming laboratory measurement of heparin concentration than does ACT. Finally, the Company believes that HMT is easier to perform and is less prone to operator error than ACT.

         The Low-range Heparin Management Test ("LHMT") card currently under review by the FDA is intended to monitor the moderate levels of heparin used during certain surgical procedures, including angioplasty and cardiac surgery on pediatric patients.

         The SK Panel is designed to assess a patient's response to one of the most commonly used thrombolytic drugs, streptokinase. Since approximately 10% of patients may develop neutralizing antibodies or inhibitors to streptokinase (which prevent the drug from being effective), physicians often use the more expensive thrombolytic drug, t-PA, rather than risk ineffective therapy with streptokinase. The SK Panel provides the physician with objective information on which to base a decision regarding the choice of thrombolytic drug. The SK Panel consists of two test cards. One of the cards is designed to test the patient's response to high levels of streptokinase. The other card, the Lytic Control test, is designed to identify possible defects in a patient's fibrinolytic system that may interfere with all thrombolytic therapy.

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

         The FDA is currently reviewing the Ecarin Clotting Time ("ECT") test designed to monitor the effect of a new class of anticoagulant drugs, "antithrombins" such as hirudin or argatroban.

         TEST CARDS UNDER DEVELOPMENT

         The Company is currently studying the feasibility and developing several new tests to expand the menu for the TAS Analyzer. The Company is studying and developing new tests to complement the aPTT and HMT in a complete heparin monitoring package. The Company's low range fibrinogen ("LRF") test is a new test under development that will allow a physician to monitor the effects of Ancrod, a new drug for the treatment of stroke. In addition, the Company has tests under development to monitor thrombin inhibitors and a new drug to treat sepsis. The Company has also developed versions of certain of its test cards, including PT and HMT, which would allow testing of noncitrated, as well as citrated, blood. In addition, the Company has developed test cards calibrated to the reagent of its North American distributor, Dade. See "-Sales and Marketing".


         QUALITY CONTROL PRODUCTS

         The Company also develops and manufactures single-use "crush-vial" controls for each test card. These controls allow quality assurance testing at the point of care. In addition, the Company is developing Electronic Quality Control ("EQC") cards to test analyzer function.

     SALES AND MARKETING

         The Company commenced marketing TAS products in May 1995. As of December 31, 1997 the Company had sold approximately 1,100 analyzers in the United States and in Europe. In 1996, the Company initiated a sales and marketing strategy, with a direct sales force targeting hospitals with over 200 beds. Through this initiative the Company achieved its goal of gaining recognition for its technology and was able to attract several strategic partners. In October 1996, the Company signed an exclusive, five-year development and distribution agreement with Dade, a world leader in coagulation reagent sales, with its share of the U.S. reagent market estimated at over 50%. Under the agreement with Dade, Dade has the right to distribute TAS technology under a joint Dade/Cardiovascular Diagnostics, Inc. label to hospitals and non-hospital laboratories. The PT and aPTT tests will be sold exclusively by Dade in the United States, Canada, Mexico and certain Latin American countries. With Dade the marketing focus was shifted to begin targeting major corporate accounts and integrated health networks ("IHNs"), who would be offered standardized coagulation testing through a combination of Dade and CVDI products. Upon launch, the Dade PT test cards became key components in IHN presentations and was a contributing factor to a supply contract awarded to Dade by Premier in September 1997.

         During 1997, the Company also continued to develop its strategy of appointing distributors focused in key market segments. To this end, the Company signed a three year exclusive agreement with Avecor Cardiovascular to distribute the Company's Heparin Management Test ("HMT") to hospitals. Avecor Cardiovascular supplies blood oxygenators and related products to operating rooms and as such has an established relationship with perfusionists and anesthesiologists.

         The Company also markets TAS products in Europe and elsewhere. In Europe there are a large number of recognized experts in the fields of hematology and cardiology. The Company's strategy to date has been to sell primarily through selected independent distributors. During 1997, Ortho Clinical Diagnostics signed a three-year agreement to distribute the Company's products in Italy. Distribution agreements remain in place for the United Kingdom, Berelux and Scandinavia, New Zealand and Australia. These relationships continue to be reviewed on an annual basis.

         In 1997, the Company also entered into additional collaborative agreements with Knoll AG and Eli Lilly for the development of test cards for use in monitoring therapies being investigated for the treatment of ischemic stroke and sepsis.

         The commercial success of the Company's products will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance will depend upon several factors, including the establishment of the utility and cost-effectiveness of the Company's tests, the receipt of regulatory clearances in the United States and elsewhere and the availability of third-party reimbursement. The availability of point-of-care hemostasis test systems has been limited to date, so by selling point-of-care hemostasis test products, the Company is targeting an essentially new market. Diagnostic tests similar to those developed by the Company are generally performed by a central laboratory at a hospital or clinic. The approval of the purchase of diagnostic equipment by a hospital is generally controlled by its central laboratory. The Company expects there will be resistance by central laboratories to yield control of tests they have previously performed. The Company will also have to demonstrate to physicians that its diagnostic products perform as intended, meaning that the level of accuracy and precision attained by the Company's products must be comparable to test results achieved by central laboratory systems. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company.

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

     RESEARCH AND DEVELOPMENT

         At December 31, 1997 the Company had a research and development staff consisting of ten people, five of whom have Ph.D.'s in related fields. Continuing research and development is focused on expanding the menu of tests. See "-Products-Test Cards".

         During fiscal 1995, fiscal 1996 and fiscal 1997, the Company's research and development expenses were approximately $1,801,000, $2,300,000 and $2,573,000, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations".

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

         The Company has several competitors, including Boehringer Mannheim Corporation ("BMC"), International Technidyne Corporation ("ITC") and Medtronic, that manufacture and market point-of-care coagulation and hematology test systems. ITC, in particular, has a large installed base of systems, which it has been selling for over 20 years. Despite the fact that the Company believes that TAS competes favorably with these systems, ITC's installed base could give it a competitive advantage. Although the market for point-of-care coagulation and hematology test systems is in its early stages of development, the Company believes that potential customers will base their purchasing decisions upon a combination of factors, including accuracy and precision, speed, cost-effectiveness, ease-of-use and compliance with CLIA guidelines.

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

     PATENTS AND OTHER INTELLECTUAL PROPERTY

         The Company pursues patent applications to provide protection from competitors. A number of U.S. and corresponding international patents have been issued to the Company covering various aspects of the TAS technology. The Company has filed, and is pursuing, a number of additional U.S. and international patent applications.

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

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In March 1997, the Company filed a lawsuit against BMC alleging, among other things, misappropriation of trade secrets. See "Item 3. Legal Proceedings". This and any other litigation, which would result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. An adverse determination in any such litigation could subject the Company to significant liability to third parties, could require the Company to seek licenses from third parties, which licenses may not be available or, if available, may not be on terms acceptable to the Company; and ultimately could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company.

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

         The Company received royalty payments under this agreement of $63,176, $32,835 and $30,741 during the years ended December 31, 1995, 1996 and 1997, respectively.

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

         The Company also operates proprietary automated test card production equipment at its Raleigh facility. This automated production equipment was custom-designed by the Company and built to its specifications. The Company believes that this production machinery embodies proprietary Company process technology. The equipment has been designed to allow for increased production as dictated by customer demand. Programs are currently in process to attempt to double manufacturing capacity from the current level of 28,000 cards per day.

         The FDC Act requires the Company to manufacture its products in registered establishments and in accordance with Good Manufacturing Practice ("GMP"). The Company and Coeur are both registered as medical device manufacturers and are subject to periodic inspections by the FDA. In addition, the Company received ISO 9001 certification in 1997.

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

         Most of the raw materials and components used to manufacture the Company's TAS products are readily available. However, certain of these materials are obtained from a sole supplier or a limited group of suppliers. For example, the Company currently obtains the

PIOP used in the TAS test cards from a single source. However, the Company maintains enough PIOP to produce the Company's test cards for an extended period of time. The Company believes that, in the event of an interruption in the availability of PIOP from such supplier, the Company has enough PIOP at its facility to supply its needs until an alternative source could be procured. The Company generally does not maintain long-term agreements with any of its suppliers. The reliance on sole or limited suppliers and the failure to maintain long-term agreements with suppliers involves several risks, including the inability to obtain an adequate supply of required raw materials and components and reduced control over pricing, quality and timely delivery. Any interruption in supply could have a material adverse effect on the Company.

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

         The Company received 510(k) clearance to market its PT and aPTT test cards, along with a first generation analyzer, in 1988. In 1993, the Company received 510(k) clearance for the TAS analyzer to be marketed with PT and aPTT tests. The Company received 510(k) clearance in May 1995 to commercially market the HMT test. The Company received 510(k) clearance for PT, HMT and aPTT controls in 1996 and for PT-NC controls in 1997. In addition, the Company submitted 510(k) applications for the LHMT test card in December 1997 and for the ECT test card in January 1998.

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

         The SK Panel and LOT tests are currently sold in the United States and Europe for investigational use only in connection with clinical evaluations of the safety and effectiveness of the products. Although clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, a clinical investigation is exempt from the IDE requirements provided the clinical investigation involves a noninvasive test, does not require an invasive sampling procedure that presents significant risk, does not introduce energy into a subject, and is not used as a diagnostic procedure without confirmation of the diagnosis by another medically established diagnostic product or procedure. Manufacturers must also establish distribution controls to assure that devices distributed for the purposes of conducting clinical investigations are used only for that purpose. Pursuant to FDA policy, manufacturers of devices labeled "for investigational use only" must establish a certification program under which investigational devices are distributed to or utilized only by individuals, laboratories or healthcare facilities that have provided the manufacturer with a written certification of compliance indicating that: the device will be used for investigational purposes only; results will not be used for diagnostic purposes without confirmation of the diagnosis under another medically established diagnostic device or procedure; all investigations will be conducted with approval from an institutional review board ("IRB"), using an IRB-approved study protocol, and patient informed consent; and the device will be labeled in accordance with the applicable labeling regulations. Failure of the Company or recipients of the Company's "investigational use only" products to comply with these requirements could result in enforcement action by the FDA that would adversely affect the Company's ability to conduct testing necessary to obtain market clearance and, consequently could have a material adverse effect on the Company.

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

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their facilities and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has approved changes to the regulations which may increase the cost of complying with GMP requirements.

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

         The Company has obtained CPEs for the PT, PT One, aPTT and HMT tests and the TAS analyzer. Failure of the Company to obtain a CPE for the export of its products in the future could have a material adverse effect on the Company. Products which the Company exports that do not have premarket clearance in the United States include the SK Panel, the LOT test and the ECT test. The Company has made a determination that these products are subject to the 510(k) requirements and, consequently, has not requested FDA approval for the export of this device. However, there can be no assurance that the FDA would agree with the Company's determination that these products are subject to the 510(k) requirements and would not require the Company to obtain FDA export approval. Such a determination by the FDA may significantly delay and impair the Company's ability to continue exporting the SK Panel, the LOT test and the ECT test and could have a material adverse effect on the Company.

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

         CLIA

         The Company's products are also subject to the requirements of CLIA. This law requires all laboratories, including those performing blood chemistry tests, to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity - "waived", "moderate complexity" and "high complexity". The PT and aPTT tests performed by TAS have been categorized by the FDA and the Centers for Disease Control and Prevention (the "CDC") as moderate complexity tests. There can be no assurance that these tests will not be recategorized, or that other tests performed by the TAS will not be categorized as high complexity tests or that such a categorization will not have a material adverse effect on the Company. Furthermore, there can be no assurance that regulations under and future administrative interpretations of CLIA will not have an adverse impact on the potential market for the Company's products.

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

         Because Coeur does not manufacture injectors and has no direct sales force, its primary customers for disposable syringes are injector manufacturers. The three principal injector manufacturers are Medrad (which is the market leader), Liebel-Flarsheim and E-Z-EM. Coeur's unique marketing position is a result of a patent that allows Coeur to manufacture an alternative to Medrad 200m1 syringes, which model represents approximately half of all disposable syringe sales. Because hospitals typically use more than one manufacturer's injector, salesmen must have a full line of syringes capable of fitting each type of injector. Liebel Flarsheim and E-Z-EM buy 200m1 syringes from Coeur, because Coeur's patent makes it the only current alternative source for Medrad 200m1 syringes. In addition, Coeur manufactures, on an OEM basis, all disposable syringes for E-Z-EM injectors. For the fiscal year ended December 31, 1997, E-Z-EM, Liebel-Flarsheim and Kimal Scientific Products Ltd. each represented more than 10%, and in total represented 87% of Coeur's net sales.

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

     PRODUCT LIABILITY AND INSURANCE

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. The Company maintains product liability insurance with coverage of up to $11 million per claim, with an annual aggregate policy limit of $12 million. There can be no assurance that liability claims will not exceed the coverage limits of such policies or that such insurance will continue to be available on commercially acceptable terms, or at all. Consequently, product liability claims could have a material adverse effect on the company's business, financial condition and results of operations.

     EMPLOYEES

         The Company had 89 employees as of December 31, 1997. Ten employees were engaged in research and development, 54 in manufacturing and quality control, nine in engineering, five in sales/marketing and 11 in finance/administration. Many of the Company's executive and technical personnel have had experience with biomedical diagnostics companies. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that employee relations are good.

         The Company's success depends to a significant extent upon a number of key management and technical personnel. Although the Company maintains a $500,000 key man life insurance policy on its chief executive officer, the loss of the service of this officer or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's failure to attract, hire and retain these personnel would have a material adverse effect on the Company.

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

         In March 1997, the Company filed suit in U.S. District Court for the Eastern District of North Carolina, charging BMC with misappropriation of the Company's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, the Company requested a declaratory judgment that neither the products nor activities of the Company infringe U.S. patents purportedly owned by BMC. In April 1997, BMC answered the claims and submitted a patent infringement counterclaim against CVDI. Each party filed a motion for judgment on the pleadings with respect to all claims asserted by the other party. In November 1997, the Court issued a Judgment and Order granting CVDI's motion for judgment on the pleadings, holding that CVDI has a license, until June 21, 1999 or until the last of the patents expire, to the patents at issue. It dismissed all other claims of the parties. Both parties have appealed and are awaiting the Court's decision.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

         EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth information with respect to all the executive officers of the Company, including their names, ages, positions with the Company and business experience during the last five years, as of March 31, 1998.

         John P. Funkhouser, age 44, was elected President, Chief Executive Officer and a director of the Company in October 1993 upon the Company's acquisition of Coeur. Since February 1992, Mr. Funkhouser has also served as President and Chief Executive Officer of Coeur. Before his employment with Coeur, Mr. Funkhouser was a General Partner with Hillcrest Group, a venture capital firm, and worked for over nine years in managing venture capital portfolio companies. Mr. Funkhouser holds a B.A. from Princeton University and an M.B.A. from the University of Virginia.

         Dick D. Timmons II, age 52, was elected Vice President and Chief Operating Officer of the Company in January 1998. Since October 1997, Mr. Timmons had served as Vice President of Manufacturing of the Company. Before joining the Company, Mr. Timmons spent 22 years in operations and product development positions of increasing responsibility, with the Diagnostic Products Division of Abbott Laboratories and Johnson & Johnson. From 1994 until October 1997, he served as Director of Operations at Direct Access Diagnostics, an HIV testing service, and from 1988 until 1994, he was Director of Technology Transfer at Ortho Diagnostics Systems, a medical diagnostic test company. Mr. Timmons holds a B.S. in Industrial Engineering from Purdue University and an M.B.A. from Lake Forest School of Management.

         Donald E. Mahan, Ph.D., age 50, joined the Company as its Director of Research in 1995, and was appointed Vice President of Research and Development in March 1997. From 1986 until 1995, Dr. Mahan worked for Gene-Trak Systems, a subsidiary of AMOCO Corp., most recently as Director of Systems Development. Dr. Mahan holds a Ph.D. in Biochemistry from Oklahoma State University.

         Michael D. Riddle, age 44, joined the Company as its Vice President of Sales and Marketing in January 1995. Prior to joining the Company, Mr. Riddle was employed by American Home Products for more than five years in various positions, most recently Vice President of Sales and Marketing for its subsidiary, Sherwood Medical Devices. Mr. Riddle holds an A.I.M.L.T. from Bromley College of Technology (Kent, United Kingdom).

         Peter J. Scott, age 49, joined the Company as its Vice President of Quality Assurance and Regulatory Affairs in October 1997. Prior to joining the Company, Mr. Scott was employed by Gaymar Industries Inc., a medical device company, for five years as Director of Quality Assurance and Regulatory Affairs. Mr. Scott holds a B.S. from Tusculum College and an M.B.A. from Mt. St. Mary's College, and is a Certified ASQ Quality Engineer.

         Paul T. Storey, age 31, was elected Treasurer and Secretary in February 1998. Since December 1997, Mr. Storey has also served as Director of Finance of the Company. Prior to joining the Company, Mr. Storey was employed for more than five years at KPMG Peat Marwick LLP, most recently as a senior manager. Mr. Storey is a Certified Public Accountant and holds a B.A. in Accounting from Furman University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      Price Range of Common Stock

         The Company's Common stock trades on the Nasdaq National Market under the symbol "CVDI". The following sets forth the quarterly high and low sales prices for the fiscal years ended December 31, 1996 and 1997 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                                                                  High            Low
Fiscal Year Ended December 31, 1996
          January 1, 1996 through March 31, 1996                              $  11 5/8           $ 9 1/2
          April  1, 1996 through June 30, 1996                                   11 1/2             7 1/2
          July 1, 1996 through  September 30, 1996                                8 1/4             4 1/4
          October 1, 1996 through December 31, 1996                               6 3/4             3 3/4



Fiscal Year Ended December 31, 1997
          January 1, 1997 through March 31, 1997                              $    5 3/4          $ 3 1/2
          April 1, 1997 through June 30, 1997                                      8 1/4            4 5/8
          July 1, 1997 through September 30, 1997                                  9 3/8            5 3/4
          October 1, 1997 through December 31, 1997                                9 1/8            4 1/2


         (b)      Approximate Number of Equity Security Holders

         As of December 31, 1997, the number of record holders of the Company's Common Stock was approximately 200, and the Company believes that the number of beneficial owners was approximately 1,800.

         (c)      Dividends

         The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA.

         The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".





                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES
   Selected Consolidated Financial Data (In thousands, except per share data)



                                                                    Year Ended December 31,
                                        ---------------------------------------------------------------------------------
RESULTS OF OPERATIONS                         1997                 1996                  1995                 1994
                                        ------------------   ------------------    -----------------    -----------------
Net sales                               $         7,618      $        6,411        $       5,199        $       4,695
Cost of goods sold                                6,169               5,257                4,268                3,021
                                                  -----               -----                -----                -----
Gross profit                                      1,449               1,154                  931                1,674
                                                  -----               -----               ------                -----

Operating expenses:
Research and development                          2,573               2,300                1,801                1,882
General and administrative                        3,594               2,933                2,191                1,441
Sales and marketing                               1,347               1,896                1,278                  453
                                            --------------       --------------       --------------       --------------
    Total operating expenses                      7,514               7,129                5,270                3,776
                                                  -----               -----                -----                -----


Other income, net                                 1,468                 906                  469                  365


Provision for income taxes                          (82)                (52)                 (82)                 (91)
                                              ----------          ----------           ----------          -----------
Net loss                                        ($4,679)            ($5,121)             ($3,952)             ($1,828)
                                              ==========          ==========           ==========          ===========

Basic and diluted
    loss per common share                        ($0.70)             ($0.78)              ($0.74)              ($0.35)
Weighted average shares
    outstanding                                   6,722               6,566                5,323                5,179










                                                                  Two-Month
                                                                 Period Ended          Year Ended
                                                                 December 31,         October 31,
                                                               -----------------    -----------------
RESULTS OF OPERATIONS                                                1993                 1993
                                                               -----------------    -----------------
Net sales                                                      $          738
Cost of goods sold                                                        570
                                                                          ---
Gross profit                                                              168
                                                                          ---

Operating expenses:
Research and development                                                  283       $         2,085
General and administrative                                                357                 1,051
Sales and marketing                                                        33                   256
                                                                  --------------        -------------
    Total operating expenses                                              673                 3,392
                                                                          ---                 -----


Other income, net                                                          32                 1,050


Provision for income taxes                                                 (4)
                                                                      --------              --------
Net loss                                                                ($477)              ($2,342)
                                                                      ========              ========

Basic and diluted
    loss per common share                                              ($0.10)              ($0.65)
Weighted average shares
    outstanding                                                         4,600                 3,626







                                                                       As of December 31,                               As of
                                                                                                                     October 31,
                                        ------------------------------------------------------------------------ -----------------
FINANCIAL CONDITION                           1997             1996             1995                 1994              1993
                                        ---------------- ---------------- -----------------    ----------------- -----------------
Cash and cash equivalents               $         5,885  $        2,716   $      16,237        $       3,206     $          626
Total assets                                     17,685          18,351          23,986                8,328              5,468


Long term debt, excluding current
    portion                                       2,351              67             499                  269                330
Total liabilities                                 4,492             683           2,176                  901              1,346
Accumulated deficit                             (20,619)        (15,940)        (10,819)              (6,867)            (4,562)
Shareholders' equity                             13,193          17,668          21,810                7,428              4,422


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         This discussion contains forward-looking statements. The Company's actual results might differ materially from those projected in the forward-looking statements for various reasons, including development risks, the possibility of pressure from managed care hospitals to decrease prices, the availability of products from vendors, the timing of orders from customers, the ability to determine proper inventory levels and the possibility of competition entering the point-of-care hemostasis monitoring market. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained herein (including under the heading "--Factors That May Affect Future Results") and in the Company's other SEC filings, copies of which are available upon request.

         Cardiovascular Diagnostics, Inc. ("CVDI" or the "Company") is located in Raleigh, North Carolina, within a 55,000 square foot facility housing office space, research labs and manufacturing clean rooms. CVDI develops, manufactures and markets the Thrombolytic Assessment System ("TAS"), a proprietary cardiovascular diagnostic test system that provides rapid and accurate evaluation of hemostasis at the point of patient care. CVDI's subsidiary, Coeur Laboratories, Inc. ("Coeur"), located within the Raleigh facility, assembles and sells disposable power injection syringes used for cardiology and radiology procedures, as well as a line of manifolds sold in custom angiographic procedure kits.

         During 1996, the Company had salespeople covering the major metropolitan areas across the United States and nine distributors selling into 13 countries, compared to two distributors in Europe at the beginning of 1995. The laboratory response to CVDI's technology was largely positive, however, throughout 1996 and 1997, individual hospitals continued to consolidate into IHNs. This consolidation delayed many pending decisions to adopt the new technology provided by TAS, and created a demand for standardized test results from one hospital to another. CVDI offers a technological breakthrough capable of providing rapid diagnostic test results standardized to the central laboratory tests. In 1996, CVDI signed a North American distribution agreement with DADE International ("Dade"), a world leader in coagulation reagent sales, and in 1997 CVDI signed additional distribution agreements in niche markets with Avecor Cardiovascular and Johnson & Johnson's Ortho Clinical Diagnostics S.p.A. in Italy. These agreements allowed the Company to reduce its sale force and are consistent with the Company's strategy of seeking to provide a comprehensive, standardized, rapid, point-of-care hemostasis testing solution, while also developing specialty tests that should have higher margins.

         During 1997, the marketing of CVDI's tests for routine anticoagulants was delayed while the dry chemistry tests were calibrated to conform to Dade's wet chemistry reagents. Calibration to Dade's reagents was necessary to ensure consistency between results obtained at the point of care with the TAS platform and those obtained in the central laboratory. In addition, the ongoing consolidation of hospitals and diagnostic companies increased the need to offer an expanded test menu beyond the initial routine coagulation tests being distributed by Dade.

         Given the consolidating hospital market and pricing pressures, the Company's strategy has evolved towards becoming more focused on the development of specialty tests for drugs with narrow ranges between over- and under-dosage. The Company believes that rapid diagnostic capabilities improve patient care and turnover, and that there is a market trend to obtain diagnostic information faster in order to effect therapy sooner. The Company also believes that these trends should allow the Company to obtain higher pricing of these specialty tests. As a result, during 1997 the Company exhibited the flexibility of the TAS platform and the potential to expand its menu of specialty tests by signing collaboration agreements with Knoll AG and Eli Lilly and Company to monitor the effects of certain new drugs that are in clinical trials. The Company believes that these and other collaborations for specialty tests will also further demand for analyzers and routine anticoagulant tests. The Company believes it is well positioned in its development efforts to expand its menu of tests to monitor developmental drugs where rapid therapeutic intervention is needed.

RESULTS OF OPERATIONS

         Sales for the year ended December 31, 1997 increased 19% to $7.6 million compared to $6.4 million in 1996. The increase in sales was primarily attributable to higher TAS product sales ($2.9 million in 1997 as compared to $1.8 million in 1996) as a result of the initiation of the distribution agreement with Dade. 1996 sales increased $1.2 million from 1995, also primarily due to higher TAS sales, which only began in mid-1995. The gross profit margin for fiscal 1997 increased slightly to 19% from 18% in each of 1996 and 1995. TAS analyzer sales in 1997 totaled approximately 580, compared to approximately 400 in 1996. Since the TAS was brought to market, the Company has sold approximately 1,100 analyzers worldwide.

         The Company's research and development expenses relate primarily to its TAS products. Research and development expenses for 1997 were $2.6 million, a 12% increase from 1996, primarily due to increased clinical trial expenses related to collaborations for new test card products. Research and development expenses for 1996 were 28% greater than those for 1995, as the Company expanded its initial test card menu.

         The Company's general and administrative expenses in 1997 were $3.6 million, an increase of $661,000, or 23%, from 1996. Principal factors contributing to the increase were legal expenses, additional staffing and recruiting expenses, and increased facility expenses, including rent, depreciation and consulting related to equipment upgrades. In 1996, the Company's general and administrative expenses increased 34% from 1995, mainly due to increased staffing and the full year effect of public company expenses, such as investor relations and director and officer liability insurance.

         Sales and marketing expenses in 1997 of $1.3 million decreased approximately $548,000 from 1996, primarily due to the reduction of the Company's sales force in September 1996 after the Dade distribution agreement was signed. In 1996, sales and marketing expenses had increased approximately $617,000 from 1995, primarily due to the addition of salespeople and the associated travel expenses, as well as increased marketing and advertising expenses.

         The net loss for the year ended December 31, 1997 was $4.7 million, or $0.70 per share, compared to $5.1 million, or $0.78 per share, in 1996. The decreased loss resulted primarily from increased sales and increased development income from collaborations, partially offset by higher operating expenses, as well as lower interest income because of smaller cash balances during the year. The net loss in 1996 increased approximately $1.1 million from the 1995 net loss of $4.0 million, primarily as a result of increased operating expenses, partially offset by increased interest income and higher gross profits.

         In connection with its initial public offering, in fiscal 1995 the Company recorded unearned compensation expense of $427,000, the amount by which the deemed fair value of the Common Stock exceeded the exercise price of certain options as of the date of grant. Such compensation is expensed as the options vest. For the year ended December 31, 1995, $383,000 of such compensation was expensed. The compensation expense for the years ended December 31, 1997 and 1996 was $11,000. The Company expects to continue to recognize the remaining compensation expense at a rate of $11,000 per year in 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Through November 1995, CVDI's operations were funded primarily through private sales of equity securities, National Institutes of Health Small Business Innovative Research ("NIH SBIR") grants, license fees, equipment lease lines and profits from Coeur. In December 1995, the Company completed its initial public offering ("IPO"), selling 2.2 million shares with net proceeds to the Company of $17.7 million.

         At December 31, 1997, CVDI had cash and cash equivalents and short-term investments of $5.9 million and working capital of $8.8 million, as compared to $8.7 million and $11.6 million, respectively, at December 31, 1996. The decrease was primarily the result of funding current operations.

         During 1997, 1996 and 1995, the Company used cash flow in operating activities of $4.3 million, $6.6 million and $2.7 million, respectively. The use of cash was primarily due to funding the net operating losses of the Company during these years and also growth in the Company's receivables and inventories due to increased revenues.

         Net cash provided by investing activities was $4.4 million in 1997 compared to net cash used in 1996 and 1995 of $7.2 million and $2.5 million, respectively. Cash provided by investing activities in 1997 was mainly attributable to maturities of investments that were used to fund operating activities and capital expenditures. The net cash used in investing activities in 1996 was the result of purchasing short term investments from the proceeds of the Company's IPO in December 1995. The 1995 cash used was primarily related to capital expenditures as the Company prepared for increased sales of its products.

         Capital expenditures for 1997 were $1.5 million compared to $1.4 million in 1996 and $2.3 million in 1995. These capital expenditures were primarily for additional automated TAS test card production equipment and leasehold improvements. The Company expects that capital expenditures will decrease in 1998.

         Cash provided by financing activities was $3.0 million, $0.3 million and $18.3 million in 1997, 1996 and 1995, respectively. Net cash provided by financing activities for 1997 resulted primarily from proceeds of a $3.0 million working capital loan obtained in December 1997. The cash provided by financing activities in 1996 and 1995 was primarily the result of proceeds from the issuance of stock in connection with the Company's IPO. These inflows were partially offset by payments for capital lease obligations incurred related to equipment purchases.

         Management believes that its existing capital resources and the cash flows from operations will be adequate to satisfy its planned capital requirements through 1998. However, the Company expects to incur additional operating losses during 1998. The Company's working capital requirements in 1998 will depend on many factors, including the volume of orders of TAS products from its distributors and the amount of new test development costs incurred by the Company and not reimbursed or otherwise paid by collaborative partners.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         A number of uncertainties exist that may affect the Company's future operating results and stock price, including: risks associated with development of new tests, particularly specialty tests that rely on development, regulatory approval, commercialization and market acceptance of collaborators' new drugs; market acceptance of TAS; the Company's continuing losses and the resulting potential need for additional capital in the future; managed care and continuing market consolidation, which may result in price pressure, particularly on routine tests; and FDA regulations and other regulatory guidelines affecting the Company and/or its collaborators. The market price of the Common Stock could be subject to significant fluctuations in response to variations in the Company's quarterly operating results as well as other factors which may be unrelated to the Company's performance. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of and announcements concerning public companies. Such broad fluctuations may adversely affect the market price of the Company's Common Stock. Securities of issuers having relatively limited capitalization, such as the Company, are particularly susceptible to volatility.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

ITEM 11.   EXECUTIVE COMPENSATION.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1-Election of Directors-Information Concerning the Board of Directors and Its Committees", "Other Information-Compensation of Executive Officers", "-Compensation of Directors", "-Report of the Compensation Committee on Executive Compensation", "-Compensation Committee Interlocks and Insider Participation", and "-Performance Graph" in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information-Principal Shareholders" in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information-Certain Transactions" in the Proxy Statement.

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

         (3)      Exhibits Filed.

Exhibit
 Number            Description
   3.1(a)         Articles of Incorporation, as currently in effect.
   3.3(a)         Bylaws.
   4.1(a)         Form of Common Stock certificate.
  10.1(a)*        License Agreement with Boehringer Mannheim
                  Corporation, dated June 21, 1989, as amended September 28,1995.
  10.2(a)*        License Agreement with Tokuyama Soda Company, Ltd., dated October 6, 1988.
  10.3(a)         Form of International Distributor Agreement.
  10.4(a)*        Purchasing Agreement with VHA Inc., dated April 1, 1995.
  10.5(a)         Lease Agreement dated November 21, 1990 relating to 5301 Departure Drive, Raleigh, as amended.
  10.6(a)         Contract of Lease for Industrial Property, Service Agreement
                  and Addendum, dated effective as of January 1, 1995
                 (The Netherlands).
  10.7(a)         Amended and Restated Registration Rights Agreement, dated December 16, 1994, as amended August 31, 1995.
  10.8(a)         1994 Stock Plan, as amended.
  10.9(a)         1995 Stock Plan, as amended.





Exhibit
 Number            Description
  10.10(a)*       License Agreement with Duke University, dated January 22, 1993.
  10.11(a)*       Agreement between Coeur and E-Z-EM, Inc., dated March 24, 1995.
  10.12(a)        Financial Assistance Agreement with North Carolina Biotechnology Center, dated January 7, 1994.
  10.13(a)        Equipment Lease Agreements with Centura Bank, dated March 15, 1993.
  10.14(a)        Equipment Finance Line with Phoenix Growth Capital Corp., dated May 5, 1995.
  10.15(a)        Master Equipment Lease Agreement with Venture Lending & Leasing, Inc., dated June 2, 1995.
  10.16(a)        Loan Agreements with Max Edward Bolene, d/b/a Carolina Financial Services, Inc., as amended.
  10.17(a)        Security Agreement and Commercial Notes between Coeur and Centura Bank, dated September 21, 1995.
  10.18(b)*       Amendment Agreement, dated December 14, 1995, to License Agreement with Tokuyama Soda Company, Ltd.
  10.19(c)*       Distribution Agreement, dated October 18, 1996, with Dade International.
  10.20(d)*       Patent Sublicense Agreement, dated December 1, 1996, with Knoll AG.
  10.21(d)        Development Agreement, dated August 21, 1996, with Bayer Corporation.
  21.1(a)         List of Subsidiaries.
  23.1            Consent of Independent Accountants.
  27.1            Financial Data Schedule.



-----------------------------------------------------------------------
*        Confidential treatment requested.
(a) Incorporated herein by reference to the identically-numbered exhibits to the Registrant's Registration Statement on Form S-1 (Registration No. 33-98078) initially filed October 12, 1995, as amended.
(b) Forms 8-K. No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997. Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(c) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(d) Incorporated herein by reference to the identically-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CARDIOVASCULAR DIAGNOSTICS, INC.

Date: March 27, 1998                                 By: /s/ John P. Funkhouser
                                                        ----------------------
                                                          John P. Funkhouser,
                                                          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




               Signature            Title                                  Date
/s/ John P. Funkhouser
--------------------      President and Director                       March 27, 1998
John P. Funkhouser        (Principal Executive Officer)

/s/ Paul T. Storey
--------------------      Treasurer and Director of Finance            March 27, 1998
Paul T. Storey            (Principal Financial and Accounting Officer)

/s/ Dennis J. Dougherty
-----------------------   Director                                     March 25, 1998
Dennis J. Dougherty

/s/ William A. Hawkins
--------------------      Director                                     March 24, 1998
William A. Hawkins

/s/ John K. Pirotte
--------------------      Director                                     March 27, 1998
John K. Pirotte

--------------------      Director                                     March   , 1998
Stephen R. Puckett

/s/ Philip R. Tracy
--------------------      Director                                     March 27, 1998
Philip R. Tracy


                        CARDIOVASCULAR DIAGNOSTICS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                Page(s)

Report of Independent Accountants                                 F-2

Financial Statements:

             Consolidated Balance Sheets                          F-3

             Consolidated Statements of Operations                F-4

             Consolidated Statements of Shareholders' Equity      F-5 - 6

             Consolidated Statements of Cash Flows                F-7 - 8

             Notes to Consolidated Financial Statements           F-9 - 19

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Cardiovascular Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of Cardiovascular Diagnostics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiovascular Diagnostics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Raleigh, North Carolina
February 12, 1998

                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

ASSETS                                                                           1997                    1996
                                                                                 ----                    ----
Current assets:
       Cash and cash equivalents                                           $  5,884,522            $  2,716,242
       Short term investments, held-to-maturity                                      --               5,973,405
       Receivables:
        Trade, net of allowance for doubtful accounts of $3,792 in
          1997 and $5,000 in 1996                                             1,629,499                 906,491
        Other                                                                   258,213                 385,073
                                                                           --------------          --------------
                Total Receivables                                             1,887,712               1,291,564
       Inventories                                                            2,998,052               2,018,798
       Other current assets                                                     216,808                 198,111
                                                                           --------------          --------------
                Total current assets                                         10,987,094              12,198,120
Property and equipment, net                                                   4,938,125               4,236,128
Intangible assets, net                                                        1,568,095               1,700,560
Other noncurrent assets                                                         191,189                 216,547
                                                                           --------------          --------------
                                                                            $17,684,503             $18,351,355
                                                                           ==============          ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $  1,137,676            $    377,314
      Accrued expenses                                                          463,884                 219,634
      Current portion of long-term debt                                         533,218                      --
      Current portion of capital lease obligations                                5,842                  19,082
                                                                           ----------------        ---------------
              Total current liabilities                                       2,140,620                 616,030
                                                                           -------------           --------------
Long-term debt, less current portion                                          2,350,155                  50,000
Capital lease obligations, less current portion                                   1,020                  16,987
                                                                           ----------------        ---------------
              Total noncurrent liabilities                                    2,351,175                  66,987
                                                                           ----------------        ---------------
              Total liabilities                                               4,491,795                 683,017
                                                                           ----------------        ---------------
Shareholders' equity:
    Preferred stock, $.001 par value; authorized 1,000,000 shares
       Series A participating preferred stock, voting; no shares
       issued or outstanding at December 31, 1997 and 1996

    Common stock, $.001 par value; authorized 10,000,000 shares;
       6,750,518 and 6,663,986 issued and outstanding at December
       31, 1997 and 1996, respectively                                            6,750                   6,664
    Additional paid-in capital                                               33,826,747              33,682,330
    Cumulative translation adjustments                                               --                 (48,078)
    Accumulated deficit                                                     (20,618,789)            (15,939,578)
    Unearned compensation                                                       (22,000)                (33,000)
                                                                           ------------            ------------
              Total shareholders' equity                                     13,192,708              17,668,338
                                                                           ------------            ------------
                                                                            $17,684,503             $18,351,355
Commitments and contingencies (Notes 9, 14 and 15)

The accompanying notes are an integral part of the consolidated financial statements.

                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the years ended December 31, 1997, 1996 and 1995

                                               1997           1996         1995
                                               ----           ----         ----
Net sales                                  $ 7,618,473    $ 6,411,519    $ 5,198,950
Cost of sales:
     Materials and labor                     3,961,772      3,121,439      2,744,932
     Overhead                                2,207,340      2,135,605      1,523,296
                                           -----------    -----------    -----------
         Total cost of sales                 6,169,112      5,257,044      4,268,228
                                           -----------    -----------    -----------
           Gross profit                      1,449,361      1,154,475        930,722
                                           -----------    -----------    -----------
Operating expenses:
     General and administrative              3,594,158      2,933,016      2,191,036
     Sales and marketing                     1,347,309      1,895,492      1,278,139
     Research and development                2,572,649      2,300,462      1,800,936
                                           -----------    -----------    -----------
         Total operating expenses            7,514,116      7,128,970      5,270,111
                                           -----------    -----------    -----------

         Loss from operations               (6,064,755)    (5,974,495)    (4,339,389)
                                           -----------    -----------    -----------

Other income (expense):
     Interest expense                           (1,638)       (16,317)       (59,550)
     Interest income                           335,403        634,989        111,536
     Grant income                              278,121        254,204        292,534
     Development income                        825,000             --             --
     License fee and royalty income             30,741         32,835        124,772
                                           -----------    -----------    -----------
           Other income, net                 1,467,627        905,711        469,292
                                           -----------    -----------    -----------

           Loss before income taxes         (4,597,128)    (5,068,784)    (3,870,097)

Provision for income taxes                     (82,083)       (51,860)       (82,136)
                                           -----------    -----------    -----------

           Net loss                        $(4,679,211)   $(5,120,644)   $(3,952,233)
                                           ===========    ===========    ===========

Basic and diluted loss per common share    $     (0.70)   $     (0.78)   $     (0.74)
                                           ===========    ===========    ===========

Weighted average number of common shares     6,722,491      6,566,134      5,323,239
                                           ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
              For the years ended December 31, 1997, 1996 and 1995

                                            Series A                      Additional        Cumulative        Total
                                          Participating      Common         Paid-In        Translation     Accumulated
                                         Preferred Stock      Stock         Capital        Adjustments       Deficit
                                         ---------------      -----         -------        -----------       -------
Balances at December 31, 1994               $        482   $      3,456  $  14,291,171    $      (557)   $    (6,866,701)
Issuance of 210,900 shares of Series
    A preferred stock at $6.25 per
    share, net of issuance costs                     211                     1,278,595
Issuance of 3,671 shares of common
    stock at $0.59 per share                                          4          2,171
Issuance of 1,265 shares of common
    stock at $0.5056 per share                                        1            639
Issuance of 15,189 shares of common
    stock at $0.3950 per share                                       15          5,985
Unearned compensation related to
    common stock options                                                       426,638
Amortization of unearned
    compensation
Conversion of 693,272 shares of Series
    A preferred stock to
    877,530 shares of common stock                 (693)            877           (184)
Issuance of 393,904 shares of
    common stock for liquidation
    preferences                                                     394           (394)
Issuance of 1,700,000 shares of
    common stock at $11.00 per
    share, net of issuance costs                                  1,700     16,667,817
Net loss for the year ended
    December 31, 1995                                                                                       (3,952,233)
Translation adjustment                                                                         (5,011)
                                         --------------   -------------  -------------    -------------   ----------------
Balances at December 31, 1995                        --          6,447      32,672,438         (5,568)     (10,818,934)



                                                            Total
                                           Unearned      Shareholders'
                                         Compensation       Equity
                                         ------------       ------
Balances at December 31, 1994            $        --   $   7,427,851
Issuance of 210,900 shares of Series
    A preferred stock at $6.25 per
    share, net of issuance costs                           1,278,806
Issuance of 3,671 shares of common
    stock at $0.59 per share                                   2,175
Issuance of 1,265 shares of common
    stock at $0.5056 per share                                   640
Issuance of 15,189 shares of common
    stock at $0.3950 per share                                 6,000
Unearned compensation related to
    common stock options                    (426,638)             --
Amortization of unearned
    compensation                             382,638         382,638
Conversion of 693,272 shares of Series
    A preferred stock to
    877,530 shares of common stock                                --
Issuance of 393,904 shares of
    common stock for liquidation
    preferences                                                   --
Issuance of 1,700,000 shares of
    common stock at $11.00 per
    share, net of issuance costs                          16,669,517
Net loss for the year ended
    December 31, 1995                                     (3,952,233)
Translation adjustment                                        (5,011)
                                          ------------   ------------
Balances at December 31, 1995                 (44,000)    21,810,383



The accompanying notes are an integral part of the consolidated financial statements.

                                   (continued)
                                       F-5

                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1997, 1996 and 1995

                                                            Series A                      Additional   Cumulative
                                                          Participating       Common       Paid-In     Translation   Accumulated
                                                         Preferred Stock      Stock        Capital     Adjustments     Deficit
                                                         ---------------      -----        -------     -----------     -------
Issuance of 100,000 shares of common
    stock at $11.00 per share, net of issuance costs                            100         990,595
Issuance of 39,148 shares of common stock at
    $0.79 per share                                                              39          30,887
Issuance of 7,593 shares of common stock at
    $0.59 per share                                                               8           4,472
Issuance of 79,767 shares of common stock at
    $0.395 per share                                                             80          31,428
Repurchase of 10,000 shares of common stock
    at $4.75 per share                                                          (10)        (47,490)
Amortization of unearned compensation
Net loss for the year ended December 31,
    1996                                                                                                            (5,120,644)
Translation adjustment                                                                                 (42,510)
                                                         ---------------   ---------    -----------  -----------   ------------
Balances at December 31, 1996                                         --      6,664      33,682,330    (48,078)    (15,939,578)

Issuance of 51,965 shares of common stock
     at $0.79 per share                                                          52          41,000
Issuance of 21,909 shares of common stock
     at $4.50 per share                                                          22          98,366
Issuance of 12,658 shares of common stock
     at $0.40 per share                                                          12           5,051
Amortization of unearned compensation
Net loss for the year ended December 31,
    1997                                                                                                            (4,679,211)
Translation adjustment                                                                                  48,078
                                                         ---------------   ---------    -----------  -----------   ------------
Balances at December 31, 1997                             $           --     $6,750     $33,826,747   $     --    $(20,618,789)
                                                         ================  =========    ===========  ===========   ============


                                                                             Total
                                                           Unearned      Shareholders'
                                                         Compensation        Equity
                                                         ------------        ------
Issuance of 100,000 shares of common
    stock at $11.00 per share, net of issuance costs                        990,695
Issuance of 39,148 shares of common stock at
    $0.79 per share                                                          30,926
Issuance of 7,593 shares of common stock at
    $0.59 per share                                                           4,480
Issuance of 79,767 shares of common stock at
    $0.395 per share                                                         31,508
Repurchase of 10,000 shares of common stock
    at $4.75 per share                                                      (47,500)
Amortization of unearned compensation                       11,000           11,000
Net loss for the year ended December 31,
    1996                                                                 (5,120,644)
Translation adjustment                                                      (42,510)
                                                        ------------  --------------
Balances at December 31, 1996                              (33,000)      17,668,338

Issuance of 51,965 shares of common stock
     at $0.79 per share                                                      41,052
Issuance of 21,909 shares of common stock
     at $4.50 per share                                                      98,388
Issuance of 12,658 shares of common stock
     at $0.40 per share                                                       5,063
Amortization of unearned compensation                       11,000           11,000
Net loss for the year ended December 31,
    1997                                                                 (4,679,211)
Translation adjustment                                                       48,078
                                                        ------------  --------------
Balances at December 31, 1997                             $(22,000)     $13,192,708
                                                        ============  ==============



The accompanying notes are an integral part of the consolidated financial statements.

                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1997, 1996 and 1995

                                                                     1997               1996           1995
                                                                     ----               ----           ----
Cash flows from operating activities:
    Net loss                                                         $(4,679,211)      $(5,120,644)   $(3,952,233)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                      775,510           663,809        550,342
      Amortization of intangible assets                                  196,434           203,479        213,805
      Amortization of discount on investments, net                       (22,743)         (285,509)            --
      Amortization of deferred gain on sale-leaseback                         --            (4,247)       (16,999)
      Provision for warranties                                                --                --         50,000
      Provision for doubtful accounts                                         --                --         40,395
      Amortization of unearned compensation                               11,000            11,000        382,638
      Provision for inventory obsolescence                               220,000            40,000         82,000
      Loss (gain) on disposal of fixed assets                             (2,276)           (3,192)         2,989
      Provision for deferred income taxes                                     --                --          7,573
      Change in assets and liabilities:
         Receivables                                                    (596,148)         (488,378)      (271,020)
         Inventories                                                  (1,199,254)         (753,947)      (601,293)
         Other assets                                                      6,661           (80,074)      (142,392)
         Accounts payable and accrued expenses                         1,004,612          (743,426)       931,054
         Deferred revenue and gains                                           --                --        (25,000)
                                                                      -----------      ------------   ------------
           Net cash used in operating activities                      (4,285,415)       (6,561,129)    (2,748,141)
                                                                      -----------      ------------   ------------

Cash flows from investing activities:
    Purchases of property and equipment                               (1,494,564)       (1,417,977)    (2,343,157)
    Proceeds from sales of property and equipment                          3,433            23,532             --
    Costs incurred to obtain patents                                     (63,969)          (93,573)      (144,763)
    Purchases of short-term investments, held to maturity             (2,503,852)      (10,687,896)            --
    Proceeds from maturities of investments                            8,500,000         5,000,000             --
                                                                      -----------      ------------   ------------
           Net cash provided by (used in) investing activities         4,441,048        (7,175,914)    (2,487,920)
                                                                      -----------      ------------   ------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           3,005,404                --        500,000
    Principal payments on long-term debt and capital
     lease obligations                                                  (185,338)        (751,446)       (185,020)
    Purchase of treasury stock                                                --           (47,500)            --
    Net proceeds from issuance of stock                                  144,503         1,057,609     17,957,138
                                                                      -----------      ------------   ------------
           Net cash provided by financing activities                   2,964,569           258,663     18,272,118
                                                                      -----------      ------------   ------------
Effect of exchange rates on cash                                          48,078           (42,510)        (5,011)
                                                                      -----------      ------------   ------------
           Net increase (decrease) in cash and cash
                 equivalents                                           3,168,280       (13,520,890)    13,031,046
Cash and cash equivalents at beginning of year                         2,716,242        16,237,132      3,206,086
                                                                      -----------      ------------   ------------
Cash and cash equivalents at end of year                            $  5,884,522        $2,716,242    $16,237,132
                                                                      ===========      ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                                   (continued)
                                       F-7

                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1997, 1996 and 1995

                                                                      1997              1996           1995
                                                                      ----              ----           ----
Supplemental disclosures of cash flow information:

    Cash paid during the year for interest expense                $    1,638        $  11,589      $  59,968
                                                                  ==========        =========      =========

    Cash received during the year for interest income               $393,843        $ 473,288       $103,078
                                                                  ==========        =========      =========

    Cash paid during the year for income taxes                    $   42,819        $  76,724      $  88,700
                                                                  ==========        =========      =========

Supplemental disclosure of noncash investing and
  financing activities:
     Capital lease and debt obligations incurred
       for equipment                                              $       --        $   6,479      $  21,095
                                                                  ==========        =========      =========

     Reduction in capital lease in exchange for equipment         $   15,900        $      --      $      --
                                                                  ==========        =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                CARDIOVASCULAR DIAGNOSTICS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Cardiovascular Diagnostics, Inc. (the "Company") develops, manufactures and markets a proprietary cardiovascular diagnostic test system that provides, at the point of patient care, rapid and accurate evaluation of hemostasis and certain new drugs under development. The Company's wholly-owned subsidiary, Coeur Laboratories, Inc. ("Coeur"), manufactures and sells a line of disposable power injection syringes used for cardiology and radiology procedures, as well as a line of manifolds used in custom angiographic procedure kits. Cardiovascular Diagnostics Europe, BV (CDE), a wholly-owned Dutch company, distributed the Company's products in Europe until March 1997 when CDE operations were ceased.

In December 1995, the Company completed an initial public offering ("IPO") of 1,700,000 new shares of $.001 par value common stock. The offering resulted in gross proceeds of $18.7 million. Net of underwriting discount and offering expenses, the Company received approximately $16.7 million.

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

(c) Securities Available-for-Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific-identification method.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INTANGIBLE ASSETS

Excess of cost over fair value of net assets acquired ("goodwill") resulted from the acquisition of Coeur and is being amortized over ten years using the straight-line method. Patent costs are capitalized and are amortized using the straight-line method over their estimated useful lives (13 to 17 years). Periods of amortization are evaluated periodically to determine whether later events and circumstances warrant revised estimates of useful lives.

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

REVENUE AND INCOME RECOGNITION POLICIES

Revenue from the sale of products is recorded at the time the goods are shipped or when title passes. Income under license and development agreements is recorded upon the achievement of certain milestones contained in these agreements. Income from research grants is recognized when amounts are expended for the specific purpose stated in the grant.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

LOSS PER COMMON SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS 128, the Company has replaced the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and has presented both basic and diluted EPS on the face of the Statement of Operations. Basic EPS excludes dilution and is computed by dividing income available to

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive. Options currently outstanding that could be dilutive in the future are summarized in Note 10.

STOCK OPTIONS

On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25 "Accounting for Stock issued to Employees" (APB No. 25) and related interpretations in accounting for its stock plans. Note 10 summarizes the compensation cost for the Company's plans if the grants had been based on the fair value at the grant dates consistent with SFAS 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107, "Disclosures about the Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash and equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of the Company's debt issues are estimated to approximate fair value because the debt was issued shortly before December 31, 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") beginning January 1, 1998. SFAS No. 131 requires the Company to report selected information about operating segments in its financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe the adoption of the new pronouncement will have a significant impact on the financial statements.

The Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") beginning January 1, 1998. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No.
130. The Company does not believe the adoption of the new pronouncement will have a significant impact on the financial statements.

2.       SHORT-TERM INVESTMENTS

At December 31, 1997, no short-term investments were held by the Company. At December 31, 1996 the Company classified investment securities in the consolidated financial statements according to management's intent. Investment securities at December 31, 1996 are summarized as follows:

                                                           Gross Unrealized
                                    Amortized          ------------------------             Estimated
                                      Cost             Gains             Losses           Market Value
                                      ----             -----             ------           ------------
Held-to-maturity:
     U.S. Treasury obligations     $ 5,973,405     $    6,275          $        --      $ 5,979,680
                                   ===========     ==========          ===========      ===========

3.       INVENTORIES

Inventories at December 31, 1997 and 1996 consisted of the following:

                                                    1997              1996
                                                    ----              ----

             Raw materials                      $ 2,122,058       $ 1,431,534
             Finished goods                         875,994           587,264
                                                -----------       -----------

                                                $ 2,998,052       $ 2,018,798
                                                ===========       ===========

4.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 consisted of the following:

                                                        1997           1996
                                                        ----           ----

Molds and equipment                                   $ 6,039,207    $ 4,775,327
Furniture, fixtures and EDP equipment                     966,927        711,993
Leasehold improvements                                  1,134,337      1,040,093
Equipment under capital leases                            266,291        325,234
Automobiles                                                    --         16,222
                                                      -----------    -----------
                                                        8,406,762      6,868,869
Less accumulated depreciation and amortization          3,468,637      2,632,741
                                                      -----------   ------------
                                                      $ 4,938,125    $ 4,236,128
                                                      ===========    ===========

5.          INTANGIBLE ASSETS

Intangible assets at December 31, 1997 and 1996 consisted of the following:

                                                   1997              1996
                                                   ----              ----

Excess of cost over fair value
  of net assets acquired                         $1,802,506        $1,802,506
Patents                                             517,430           478,338
Other                                               110,000            85,123
                                               ------------      -------------
                                                  2,429,936         2,365,967
Less accumulated amortization                       861,841           665,407
                                               ------------      ------------
                                                 $1,568,095        $1,700,560
                                               ============      ============

6.       RESEARCH AND DEVELOPMENT GRANTS

The Company has recognized income related to National Institutes of Health Small Business Innovation Research grant awards as follows:

                                                                       1997           1996          1995
                                                                       ----           ----          ----
Phase I grant award of $487,269 for research related
               to thrombolytic drug research                        $       --     $     --      $  8,587

Phase II grant award of $315,041 for research related to
         thrombolytic drug research                                         --           --       114,500

Phase I grant award of $75,000 for research related to rapid
         monitoring of antithrombin agents                                  --           --        75,000

Grant award of $100,000 for research related to a rapid
         immunoassay for acute myocardial injury detection                  --       10,466        94,447

Phase II grant award of $750,000 for research related to rapid
         monitoring of antithrombin agents                             278,121      243,738            --
                                                                      --------    ---------       --------
                                                                      $278,121     $254,204       $292,534
                                                                      ========    =========       ========

7.       DEVELOPMENT INCOME

During 1997, the Company recognized $825,000 of development income related to collaboration agreements with Knoll AG, Eli Lilly and Company, and Dade International. This was the result of the Company meeting milestones in accordance with these collaboration agreements.

8.       LONG-TERM DEBT

Long-term debt as of December 31, 1997 and 1996 consisted of the following:

                                                        1997           1996
                                                        ----           ----

Convertible financial assistance agreement          $     50,000    $  50,000
Notes payable                                          2,833,373           --
                                                    ------------    ---------
                                                       2,883,373       50,000

Current portion of long-term debt                        533,218           --
                                                    ------------    ---------
Long-term debt, excluding current portion             $2,350,155    $  50,000
                                                    ============    =========

In January 1994, the Company received a $50,000 loan pursuant to a financial assistance agreement to fund research. The funds were used only for direct costs related to the approved project. The $50,000, plus interest at 7.5% per annum, is due in January 1999. The loan, at the request of the lender, can be converted at any time into common stock based on an exercise price of $5.33 per share, subject to adjustment for stock splits, stock dividends, combinations and other similar events. Accrued but unpaid interest is not convertible into common stock. This agreement includes certain covenants relating to, among other things, use of funds and maintenance of a significant presence in the State of North Carolina for a period of five years. Management believes the Company was in compliance with all of these covenants at December 31, 1997 and 1996.

In December 1997, the Company received a loan for $3,005,404 from Transamerica Business Credit Corporation to fund working capital and capital expenditures. The loan has an interest rate of 15%, payable monthly, and is collateralized by existing fixed assets and new equipment financed under the loan. The loan includes certain covenants relating to, among other things, the maintenance of the collateral. Management believes the Company was in compliance with these covenants at December 31, 1997. The aggregate amounts of maturities on this loan are as follows: 1998, $533,218; 1999, $673,873; 2000, $785,544; and 2001,
$840,738.

9.       LEASES

The Company leases its office space under a noncancelable operating lease agreement. In January 1995, the lease term was extended from 1996 to 2001. In addition, the Company leases certain equipment under various capital and operating lease agreements. Equipment held under capital leases as of December 31, 1997 and 1996 was $266,291 and $325,234, respectively, and the related accumulated amortization was $257,149 and $285,535, respectively. Rent expense related to operating leases totaled $471,592, $416,635, and $317,334 for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease payments as of December 31, 1997 are as follows:

    Year ending December 31,                   Capital Leases  Operating Leases

     1998                                       $  6,180        $    379,298
     1999                                          1,030             381,364
     2000                                             --             389,790
     2001                                             --              44,911
                                               -----------      ------------
     Total minimum lease payments                  7,210        $  1,195,363
                                                                ============
     Imputed interest                               (348)
                                               -----------
     Present value of minimum lease payments       6,862
     Less current maturities                       5,842
                                               -----------
     Long-term capital lease obligations        $  1,020
                                               ===========


10.      SHAREHOLDERS' EQUITY

Authorized Shares

In January and February 1994, the Company raised $2,723,319, net of issuance costs, in a private placement of 612,638 shares of its common stock.

In December 1994, the Company raised $2,878,843, net of issuance costs, in a private placement of 482,372 shares of its Series A participating preferred stock.

In November 1995 the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 10,000,000.

Common Stock

In January 1995, the Company raised $1,278,806, net of issuance costs, in a private placement of 210,900 shares of Series A participating preferred stock.

The authorized and designated Series A preferred stock outstanding prior to the closing of the IPO had rights, preferences and privileges related to liquidation, dividends, voting and conversion. Upon the closing of the IPO, each share of Series A preferred stock was converted into the number of common shares as was determined by dividing $6.25 by the Series A conversion price ($4.94 at the closing of the IPO), resulting in 877,530 shares of common stock. Upon closing of the Company's IPO, in addition to the shares issued upon conversion, the holders of the Series A preferred stock were issued the number of shares of common stock as was determined by dividing the Series A Preferential Amount ($4.94) by the price per share of common stock in the public offering. Based upon the IPO price, the holders of the Series A preferred stock were issued an additional 393,904 shares of common stock, representing fair value of $4,332,948. The issuance of these shares has been recorded at par value with a corresponding reduction in additional paid-in capital. As of December 31, 1997 and 1996, no shares of preferred stock were outstanding and none of the 1,000,000 authorized shares were designated. The Company's Board of Directors is authorized, without further shareholder action, to issue preferred stock in one or more series and to fix the voting rights, liquidation preferences, dividend rights, repurchase rights, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences, of the preferred stock. Although there is no current intention to do so, the Board of Directors of the Company may, without shareholder approval, issue shares of a class or series of preferred stock with voting and conversion rights which could adversely affect the voting power or dividend rights of the holders of common stock and may have the effect of delaying, deferring or preventing a change in control of the Company.

Stock Warrants

At December 31, 1994, 6,567 warrants at exercise prices ranging from $0.5056 to $9.0182 per share were outstanding. In conjunction with the 1995 common stock offering, the Company issued warrants for the purchase of 15,189 shares of common stock at $0.3950 per share. In September 1995, 16,455 warrants were exercised, and, upon the closing of the IPO, 1,504 warrants expired, leaving 3,797 warrants with an exercise price of $4.94 per share outstanding. In 1996, the remaining 3,797 warrants expired.

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

During 1995, the Company recorded unearned compensation of $426,638, which represented the amount by which the deemed fair value of the Company's common stock exceeded the exercise price on the date of grant. During 1995, $382,638 of the unearned compensation was recorded as compensation expense, which represented the expense related to the options that became fully vested upon the closing of the IPO. The remaining unearned compensation is being amortized to compensation expense over the vesting period, which is generally four years. During both 1997 and 1996, $11,000 of this expense was recognized.

In November 1995 the shareholders of the Company approved, effective upon completion of the IPO, the adoption of the Company's 1995 Stock Plan (the "1995 Plan"). The 1995 Plan reserves 488,150 shares of the Company's common stock for issuance to employees, consultants and directors of the Company. Options granted under the 1995 Plan generally vest over four years and have a term of ten years.

A summary of the status of the Company's Plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                          1997                    1996                  1995
                                                          ----                    ----                  ----
                                                        Weighted                      Weighted         Weighted
                                                         Average                       Average          Average
                                                         Exercise                      Exercise        Exercise
                                            Shares          Price      Shares      Price     Shares     Price
                                            ------          -----      ------      -----     ------     -----
Outstanding at beginning of year            757,796        $2.15       865,000      $3.58   601,192
Granted                                     323,375         4.88       109,000       4.50   271,984
Exercised                                   (86,532)        1.67      (126,508)      0.73    (3,670)
Forfeited                                  (116,449)        4.58       (89,696)      0.58    (4,506)
                                            ---------       ----       -------     ------   --------
Outstanding at end of year                  878,190        $2.88       757,796      $2.15    865,000      $3.58
                                            ========       =====       =======     ======    =======      =====
Options exerciseable at year-end            498,280                    451,558               593,016
                                            ========                   =======               =======

The following table summarizes information about the Plan's stock options at December 31, 1997:

           Options Outstanding                         Options Exerciseable
---------------------------------------------  ------------------------------------
                                   Weighted
                                    Average    Weighted                   Weighted
                     Number        Remaining    Average        Number      Average
     Range of      Outstanding    Contractual  Exercise     Exercisable   Exercise
Exercise Prices    at 12/31/97       Life       Price       at 12/31/97     Price
---------------    -----------       ----       -----       -----------     -----
$0.79                426,448      6.5 years    $ 0.79          408,729    $ 0.79
 3.75 - $6.50        446,742      9.1 years      4.77           84,551      4.57
 12.10                 5,000      8.4 years     12.10            5,000     12.10
                   ---------                                 ---------
                     878,190                                   498,280
                   =========                                 =========

The Company reviewed the provisions of SFAS No. 123 and elected to continue to use the provisions of APB Opinion 25. However, the Company is required to disclose the pro forma effects on net income regarding the new fair value based method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996, respectively: dividend yield, zero; expected volatility of 65% and 63%; risk free interest rate of 5.75% and 6.25%; and expected life of 6 years. Had compensation cost for the Company's stock-based compensation plans, as described above, been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The compensation costs disclosed here may not be representative of the effects of pro forma net income in future years.

                                                   1997              1996
                                                   ----              ----
Net loss                         As reported   $(4,679,211)      $(5,120,644)
                                 Pro forma      (5,011,787)       (5,199,261)

Net loss per common share        As reported   $     (0.70)      $     (0.78)
                                 Pro forma           (0.75)            (0.79)

11.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its temporary cash in accounts with federally insured depository institutions. At December 31, 1997 the Company had a majority of its cash invested in one financial institution.

Concentrations of credit risk with respect to trade receivables exist due to the Company's small customer base. Periodic credit evaluations of customers' financial condition are performed and generally no collateral is required. The Company establishes reserves for expected credit losses and such losses, in the aggregate, have not exceeded management's expectations.

During the years ended December 31, 1997, 1996 and 1995 there were sales to three customers that exceeded 10% of net consolidated sales. Sales to these customers were: 1997 customer A, $2,291,581 (30%), customer B, $1,375,728 (18%), customer C, $1,276,566 (17%), 1996 - customer A, $2,192,778 (34%), customer B,
$671,188 (10%) and customer C, $195,400 (3%); 1995 - customer A, $2,095,548
(40%), customer B, $632,781 (12%) and customer C, $0 (0%). The Company operates in a single industry segment, providing medical diagnostic and imaging products.

The Company had operations in two geographic regions, the United States and Europe, until March 31, 1997. At that date, the Company closed its European office and sales are now made through foreign distributors. The Company began its European operations in 1994 and revenues from its foreign operations did not exceed 10% of its consolidated revenues in 1995. During 1997 and 1996, revenues from foreign operations were approximately $99,000 and $725,000, respectively, substantially all of which were from customers in Europe and the United Kingdom. In addition, the Company's identifiable assets of its foreign operations at December 31, 1996 and 1995 were less than 10% of its consolidated total assets.

The Company generated revenue from all export sales as follows:

                           1997               1996          1995
                           ----               ----          ----
United Kingdom         $    776,260         $957,980    $  850,311
Other                     1,190,631          684,728       650,633
                      -------------      -----------    ----------
Total export sales     $  1,966,891      $ 1,642,708    $1,500,944
                       ============      ===========    ==========

12.      LICENSE AGREEMENTS

The Company entered into a license agreement with Tokuyama Soda Company, Ltd. ("TS"), as amended in December 1995, pursuant to which the Company granted TS exclusive rights to manufacture and sell PT and aPTT tests and analyzers in certain Asian countries. The Company received royalty payments under this agreement of $30,741, $32,835 and $63,176 during the years ended December 31 1997, 1996 and 1995, respectively.

Additionally, the Company had a license agreement with Boehringer Mannheim Corporation. The Company received royalty payments under this agreement of $61,596 during the year ended December 31, 1995. All obligations under this license agreement were terminated effective June 30, 1995.

13.      INCOME TAXES

Income tax expense consisted entirely of current state taxes of $82,083, $51,860 and $82,136 for the years ended December 31, 1997, 1996 and 1995, respectively.

A reconciliation of expected income tax at the statutory Federal rate of 34% with the actual income tax expense for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                     1997              1996            1995
                                                     ----              ----            ----
Expected income tax benefit at statutory rate    $(1,563,159)      $(1,706,576)     $(1,315,832)
State tax provision (benefit)                       (175,748)         (114,326)         (25,373)
Goodwill amortization                                 62,830            62,830           62,985
Compensation paid with incentive stock options         3,740             3,740          130,097
Other                                                  7,373            16,192          157,259
Change in valuation allowance                      1,747,047         1,790,000        1,073,000
                                                 -------------     -------------    ------------
Net income tax provision                         $    82,083       $    51,860      $    82,136
                                                 ==============    ==============   =============

The components of the net deferred tax assets and net deferred tax liabilities as of December 31, 1997 and 1996 were as follows:

                                                                    1997           1996
                                                                    ----           ----
Deferred tax assets:
                 Accrued expenses                               $     15,000    $      17,000
                 Other                                               108,000           28,000
                 Alternative minimum tax credits                       9,000            9,000
                 Net operating loss carryforward                   7,825,000        6,446,000
                 Research and development credits                    229,000          229,000
                 Foreign tax credits                                  35,000           35,000
                                                                -------------   -------------
                 Total gross deferred tax assets                   8,221,000        6,764,000
                 Valuation allowance                              (7,923,000)      (6,536,000)
                                                                 -----------    -------------
Net deferred tax assets                                              298,000          228,000
                                                                 -----------    -------------
             Deferred tax liabilities:
                Patents                                              159,000          160,000
                Fixed assets                                         139,000           68,000
                                                                -------------   -------------
                        Total gross deferred tax liabilities         298,000          228,000
                                                                -------------   -------------
             Net deferred taxes                                  $        --    $          --
                                                                =============   =============

At December 31, 1997 and 1996, the Company had approximately $20,718,000 and $16,089,000, respectively, of combined net operating losses, $229,000 of research and development tax credits, $35,000 of foreign tax credits, and $9,000 of alternative minimum tax credits available to offset future federal income taxes. These carryforwards expire in 2003 through 2011 if not utilized. At December 31, 1997 and 1996 for state income tax purposes, Cardiovascular Diagnostics, Inc. had net operating loss carryforwards of approximately $17,185,073 and $12,020,782, respectively. These carryforwards expire in 1998 through 2003 if not utilized. To the extent that Coeur's net operating losses incurred through 1994 (approximately $2,000,000 at December 31, 1997) are utilized in the future, the benefit will reduce the excess of cost over fair value of net assets acquired.

Due to the Company's and Coeur's history of operating losses and uncertainty regarding future operations, management has determined that a valuation allowance equal to the amount of net deferred tax assets is required.

As a result of changes in ownership, as defined by Internal Revenue Code Section 382, Coeur's losses through 1993 and the Company's consolidated losses through January 1994 will be subject to an annual limitation of $175,000 and $482,000, respectively.

An additional change in ownership occurred in 1995 in connection with the Company's IPO which subjects the losses incurred since January 1994 to December 1995 to an incremental annual limitation of $1,954,000 per year.

14.      CONTINGENCIES

In March 1997, the Company filed suit in the U.S. District Court, for the Eastern District of North Carolina, against Boehringer Mannheim Corporation ("BMC"). The suit charged BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents purportedly owned by BMC. In April 1997, BMC answered the claims and submitted a patent infringement counterclaim against CVDI. Each party filed a motion for judgment on the pleadings with respect to all claims asserted by the other party. In November 1997, the Court issued a Judgment and Order granting CVDI's motion for judgment on the pleadings, holding that CVDI has a license, until June 21, 1999 or until the last of the patents expire, to the patents at issue. It dismissed all other claims of the parties. Both parties have appealed and are awaiting the Court's decision. It is management's opinion that the disposition of this matter will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

15.      COMMITMENTS

The Company has several agreements to sell its products to customers at fixed prices. Management does not anticipate any losses resulting from these commitments.

                        CARDIOVASCULAR DIAGNOSTICS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1997, 1996 and 1995

                                            Balance at        Charge to                    Balance at
                                            Beginning         Costs and                        End
                                            of Period         Expenses    Deductions        of Period
                                            ---------         --------    ----------        ---------
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
       Accounts Receivable Reserve (a)      $   5,000         $     --    $   1,208 (f)      $  3,792
                                            =========         ========    =========          ========

       Inventory Reserves (b)               $  48,256         $220,000      $36,917 (e)      $231,339
                                            =========         ========      =======          ========

Added to liability accounts:

       Warranty Reserves (c)                $  43,845               --     $  5,274 (d)      $ 38,571
                                            =========         ========     ========          ========

YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:

       Accounts Receivable Reserves (a)     $  40,395         $      0     $ 35,395 (f)      $  5,000
                                            =========         ========     ========          ========

       Inventory Reserves (b)               $  82,000         $ 40,000     $ 73,744 (e)      $ 48,256
                                            =========         =========    ========          ========

Added to liability accounts:

       Warranty Reserves (c)                $  50,000         $      0     $  6,155 (d)      $ 43,845
                                            =========         ========     ========          ========

YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:

       Accounts Receivable Reserves (a)     $       0         $ 40,395     $      0          $40,395
                                            =========         ========     ========          =======

       Inventory Reserves (b)               $       0         $152,578     $ 70,578 (e)      $82,000
                                            =========         =========    ========          =======

Added to liability accounts:

       Warranty Reserves (c)                $       0       $   50,000     $      0          $50,000
                                            =========       ==========     ========          =======

(a) Represents an allowance for both product returns and doubtful accounts. Activity represents doubtful accounts only. Revenues have been reduced directly for product returns.
(b) Represents an allowance for excess and aging inventory and lower of cost or market adjustments.
(c) Represents an allowance for estimated costs to be incurred under warranty obligations.
(d) Represents costs incurred to fulfill warranty claims. (e) Represents inventory items written down to lower of cost or market.
(e)     Represents inventory marked down to lower of cost or market.
(f)     Represents uncollectible accounts written off.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Cardiovascular Diagnostics, Inc.


Our report on the consolidated financial statements of Cardiovascular Diagnostics, Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts, included on page S-1 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Raleigh, North Carolina
February 12, 1998