Form 10-Q
period 1998-04-15
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1998-05-14
CIK 1002179

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


___X____ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

                             Commission File Number
                                     0-26992

                        CARDIOVASCULAR DIAGNOSTICS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                North Carolina                                   56-1493744
                --------------                                   ----------
   (State or other jurisdiction of Incorporation or    (IRS  Employer Identification Number)
    organization)

5301 Departure Drive
Raleigh, North Carolina                                          27616
-----------------------                                          -----
(Address of Principal Executive Office)                        (Zip Code)

Registrant's Telephone Number, Including Area Code            919-954-9871
                                                              ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES___X____ NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding as of May 1, 1998
               -----                               -----------------------------
Common Stock, par value $.001                               6,793,079


                                         CARDIOVASCULAR DIAGNOSTICS, INC.

                                                INDEX TO FORM 10-Q

PART I.           FINANCIAL INFORMATION                                                PAGE

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1998 (unaudited)
                  and December 31, 1997                                                  3

                  Consolidated Statements of Operations and Comprehensive Loss
                  for the Three Months ended March 31, 1998 and 1997 (unaudited)                                    4

                  Consolidated Statements of Cash Flows for the Three Months ended
                  March 31, 1998 and 1997 (unaudited)                                    5

                  Notes to Unaudited Consolidated Financial Statements                   6


                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           8


PART II.          OTHER INFORMATION                                                     10

                  Item 1.  Legal Proceedings
                  Item 6.  Exhibits and Reports on Form 8-K

                  SIGNATURES                                                            11


                        CARDIOVASCULAR DIAGNOSTICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                                     March 31,              December 31,
                                                                                        1998                     1997
                                                                                    ------------            -------------
                                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                            $4,342                   $5,885
    Accounts receivable                                                                   1,881                    1,888
    Inventories                                                                           2,895                    2,998
    Other current assets                                                                    359                      217
                                                                                     ------------          -------------
          Total current assets                                                            9,477                   10,988

Property and equipment, net                                                               5,010                    4,938
Intangible assets, net                                                                    1,518                    1,568
Other assets                                                                                177                      191
                                                                                    -----------             -------------
         Total assets                                                                   $16,182                  $17,685
                                                                                    ============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $472                   $1,138
    Accrued expenses                                                                        170                      464
    Current portion of long term debt and capital lease obligations                         650                      539
                                                                                    -----------             -------------
          Total current liabilities                                                       1,292                    2,141

Long term debt and capital lease obligations, less current portion                        2,146                    2,351

          Total liabilities                                                               3,438                    4,492
                                                                                    ------------            -------------

Shareholders' equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares no shares issued or outstanding at March 31, 1998

Common stock, $.001 par value; authorized 10,000,000 shares;
    6,793,079 and 6,750,518 issued and outstanding at
    March 31, 1998 and December 31, 1997, respectively.                                       7                        7
Additional paid-in capital                                                               33,896                   33,827
Accumulated deficit                                                                    (21,138)                 (20,619)
Unearned compensation                                                                      (21)                     (22)
                                                                                    ------------            -------------
         Total shareholders' equity                                                      12,744                   13,193
                                                                                    ------------            -------------
         Total liabilities and shareholders' equity                                     $16,182                  $17,685
                                                                                    ============            =============
Commitments and contingencies

The accompanying notes are an integral part of the consolidated financial statements.



                        CARDIOVASCULAR DIAGNOSTICS, INC.

     CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                     (In thousands, except share data)







                                                                      Three Months Ended
                                                              March 31,                 March 31,
                                                                 1998                      1997
                                                             -------------             -------------
Net sales                                                      $    2,404                    $2,284
Cost of goods sold                                                  1,645                     1,523
                                                             -------------             -------------
     Gross profit                                                     759                       761

Operating expenses:
  General and administrative                                          764                       759
  Sales and marketing                                                 228                       296
  Research and development                                            631                       524
                                                             -------------             -------------
     Total operating expenses                                       1,623                     1,579

Operating loss                                                      (864)                     (818)

Other income(expense):

  Interest expense                                                   (76)                       (1)
  Interest income                                                      65                       105
  Grant/royalty income                                                  7                         0
  Development income                                                  375                       250
                                                             -------------             -------------
     Total other income (expense)                                     371                       354
                                                             -------------             -------------
Net loss before income taxes                                         (493)                     (464)
Provision for income taxes                                           (26)                      (14)
                                                             -------------             -------------
Net loss                                                           ($519)                    ($478)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                             -                      (108)
                                                             -------------             -------------
Comprehensive loss                                                 ($519)                    ($586)
                                                             =============             =============

Basic and diluted net loss per common share                       ($0.08)                   ($0.07)
                                                             =============             =============
Average weighted shares outstanding                             6,764,245                 6,714,496
                                                             =============             =============


The accompanying notes are an integral part of the consolidated financial statements.



                        CARDIOVASCULAR DIAGNOSTICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                                                                 Three Months
                                                                                                     Ended
                                                                                     March 31,                March 31,
                                                                                       1998                     1997
                                                                                    ------------             ------------
Cash flows from operating activities:
Net loss                                                                                  ($519)                   ($478)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                            218                      187
    Amortization                                                                             65                       41
    Change in operating assets and liabilities:
        Receivables                                                                           7                     (305)
        Inventories                                                                         103                       96
        Other assets                                                                       (140)                       6
        Accounts payable and accrued expenses                                              (960)                     (13)
                                                                                    ------------             ------------
              Net cash used in operating activities                                      (1,226)                    (466)
                                                                                    ------------             ------------

Cash flows from investing activities:
    Payments for purchase of property and equipment                                        (290)                    (180)
    Costs incurred to obtain patents                                                         (2)                       -
    Purchase of investments                                                                   -                   (2,538)
    Investment maturities                                                                     -                    4,000
                                                                                    ------------             ------------
            Net cash provided by (used in) investing activities                            (292)                   1,282
                                                                                    ------------             ------------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations                      (94)                      (6)
    Net proceeds from issuance of common stock                                               69                       38
                                                                                    ------------             ------------
           Net cash provided by (used in) financing activities                              (25)                      32
                                                                                    ------------             ------------

Effect of exchange rates on cash                                                              0                     (108)
          Net increase (decrease) in cash and cash equivalents                           (1,543)                     740
Cash and cash equivalents at beginning of period                                          5,885                    2,716
                                                                                    ------------             ------------
Cash and cash equivalents at end of period                                               $4,342                   $3,456
                                                                                    ============             ============


The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1.  Organization and Basis of Presentation

Cardiovascular Diagnostics, Inc. (the "Company") develops, manufactures and markets a proprietary cardiovascular diagnostic test system that provides rapid and accurate evaluation of hemostasis at the point of patient care. The Company's wholly owned subsidiary, Coeur Laboratories Inc., ("Coeur"), manufactures and sells disposable power injection syringes and manifolds. The consolidated financial statements include the accounts of the Company and the wholly owned subsidiary. All intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.  Income Taxes Paid

No federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the quarter ended March 31, 1998 and has net operating loss carryforwards to offset any net income when realized. Income tax expense recognized represents management's estimate of Coeur's state income tax expense for the quarters ended March 31, 1998 and 1997.

Note 3.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4. Inventory

Inventories consisted of the following (in thousands):

                                 March 31, 1998     December 31, 1997
                                 --------------     -----------------

        Raw materials                   $2,239               $2,122
        Finished goods                     656                  876
                                    ----------           ----------
                                        $2,895               $2,998
                                    ==========           ==========
Note 5. Development Income

During the quarters ended March 31, 1998 and 1997, the Company recognized $375,000 and $250,000 of development income upon meeting milestones as part of collaboration agreements.

Note 6. Loss Per Common Share

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In accordance with SFAS No. 128, the Company has replaced the presentation of primary earnings per share ("EPS") with a presentation of basic EPS and has presented both basic and diluted EPS on the face of the Statements of Operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares plus potentially dilutive shares such as options. Diluted EPS is the same as basic EPS because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

Note 7.  New Accounting Pronouncements

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" beginning January 1, 1998. SFAS No. 130 requires the Company to display an amount representing total comprehensive income (loss) for all periods presented. The Company has elected to display this information in the Statements of Operations. All prior period data has been restated to conform to the provisions of this statement.

The Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 requires the Company to report selected information about operating segments beginning with its 1998 year end financial report issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not believe the adoption of this new pronouncement will have a significant impact on the financial statements.

Note 8. Legal Proceedings

As reported in its filings on Form 10-K for the period ended December 31, 1997, in March 1997, the Company filed suit in the U. S. District Court, Eastern District of North Carolina, against Boehringer Mannheim Corporation ("BMC") located in Indiana. The suit charged BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents purportedly owned by BMC. On April 9, 1997 BMC answered the claims made by CVDI and submitted a counterclaim against CVDI. Each party filed a motion for judgment on the pleading with respect to all claims asserted by the other party. On November 10, 1997, the Court issued a Judgement and Order granting CVDI's motion for judgment on the pleadings, holding that CVDI has a license, until June 21, 1999, or until the last of the patents expire, to the patents at issue. It dismissed all other claims of the parties. Both parties have appealed and are awaiting the Court's decision. It is management's opinion that the disposition of this matter will not have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The actual results might differ materially from those projected in the forward-looking statements due to any number of factors, including those set forth below under "--Factors That May Affect Future Results." Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in the Company's other SEC filings, copies of which are available upon request from the Company.

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Cardiovascular Diagnostics, Inc. ("CVDI") and its subsidiary, Coeur Laboratories, Inc.("Coeur").

The Company develops, markets and manufactures a Thrombolytic Assessment System ("TAS"), consisting of a compact, portable analyzer and disposable test cards which are inserted into the analyzer to perform a variety of hemostasis tests. Coeur currently manufactures and sells a line of disposable syringes used in angiography injectors, as well as a line of angiographic procedure kit manifolds (collectively, "Imaging Products").

Results of Operations

Net sales for the quarter ended March 31, 1998 were $2,404,000, an increase of $120,000 compared to the same period in 1997. The 1998 quarter included initial sales of $675,000 to Knoll AG as part of a $2.1 million order received during the quarter. The 1997 quarter included the initial shipments of TAS products to CVDI's North American distributor, DADE Behring ("DADE"). Cost of goods sold increased $122,000 between the March 31, 1998 and March 31, 1997 quarters. The resulting 32% gross profit for the first quarter of 1998 was a slight decrease from the 33% gross profit percentage for the three-month period ended March 31, 1997.

Total operating expenses for the quarter ended March 31, 1998 were $1,623,000, a $44,000 increase from the first quarter of 1997. General and administrative expenses were essentially unchanged from the March 31, 1997 quarter to the March 31, 1998 quarter. Sales and marketing expenses decreased $68,000 from the March 31, 1997 quarter to the March 31, 1998 quarter due to fewer personnel in 1998 and reduced travel costs associated with fewer personnel. Research and development expenses for the quarter ended March 31, 1998 were $631,000 compared to $524,000 for the quarter ended March 31, 1997. The increase was due to higher costs for personnel, supplies and validation processes related to on-going development projects as well as projects for which 510(k)'s were submitted to the FDA during the quarter.

Interest expense for the quarter ended March 31, 1998 was $76,000, an increase of $75,000 from the prior year period. The increase was related to long-term debt obtained by the Company in December 1997. Interest income decreased $41,000 for the three-month period ended March 31, 1998 compared to the same period in 1997 due to decreased investments as funds were used to support operations.

Development income for the quarter ended March 31, 1998 increased to $375,000 compared to $250,000 for the quarter ended March 31, 1997. The income recognized in each of these quarters relates to collaborations entered into by the Company for which milestones were achieved in the respective quarter.

For the three months ended March 31, 1997, comprehensive income consists of foreign currency translation adjustments related to a foreign subsidiary. Operations of this subsidiary were ceased during the year ended December 31, 1997.

Liquidity and Capital Resources

From December 31, 1997 to March 31, 1998, cash and cash equivalents decreased $1,543,000. This decrease was mainly due to the utilization of cash for operations, capital expenditures of $290,000 and repayment of long-term debt of $94,000.

The Company expects to incur additional operating losses during 1998. The Company's working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from the distributors. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, the Company may consider a joint venture or the sale of manufacturing rights to complete the commercialization of its routine anticoagulant monitoring tests. Management believes that its existing capital resources and the cash flows from operations will be adequate to satisfy its planned capital requirements through 1998.

Factors The May Affect Future Results

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

(a)      Exhibits
         27.1     Financial Data Schedule

(b) No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CARDIOVASCULAR DIAGNOSTICS, INC.



Date:  May 14, 1998          By: /s/ Paul Storey
                                     ---------------
                                     Paul Storey
                                     Treasurer
                                    (Principal Financial and Accounting Officer)