Form 10-Q
period 1998-07-15
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1998-08-12
CIK 1002179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                  Outstanding as of August 5, 1998
Common Stock, par value $.001                                6,805,079

                       CARDIOVASCULAR DIAGNOSTICS, INC.

                              INDEX TO FORM 10-Q
                                                                           PAGE
PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1998
            (unaudited) and December 31, 1997                                 3

            Consolidated Statements of Operations and Comprehensive Loss
            for the Three Months and Six Months ended June 30, 1998
            and 1997 (unaudited)                                              4

            Consolidated Statements of Cash Flows for the Six Months
            ended June 30, 1998 and 1997 (unaudited)                          5

            Notes to Unaudited Consolidated Financial Statements              6

            Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

PART II.    OTHER INFORMATION                                                10

            Item 4. Submission of Matters to a Vote of Security
            Holders                                                          10

            Item 5. Other Information                                        10

            Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                   11

INDEX TO EXHIBITS                                                            12

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   JUNE 30,           DECEMBER 31,
                                                                     1998               1997
                                                                   ----------         ----------
                                                                   (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                         $3,800             $5,885
    Accounts receivable                                                1,724              1,888
    Inventories                                                        2,604              2,998
    Other current assets                                                 394                217
                                                                   ----------         ----------
          Total current assets                                         8,522             10,988

Property and equipment, net                                            4,862              4,938
Intangible assets, net                                                 1,488              1,568
Other assets, net                                                        152                191
                                                                   ----------         ----------
         Total assets                                                $15,024            $17,685
                                                                   ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $391             $1,138
    Accrued expenses                                                     159                464
    Current portion of long term debt                                    624                539
                                                                   ----------         ----------
          Total current liabilities                                    1,174              2,141

Long term debt and capital lease obligations, less current portion     2,030              2,351
                                                                   ----------         ----------

          Total liabilities                                            3,204              4,492
                                                                   ----------         ----------
Shareholders' equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares-
     no shares issued or outstanding at June 30, 1998 and
     December 31, 1997

    Common stock, $.001 par value; authorized 10,000,000 shares;
    6,805,079 and 6,750,518 issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively.                     7                  7
Additional paid-in capital                                            33,973             33,827
Accumulated deficit                                                  (22,143)           (20,619)
Unearned compensation                                                    (17)               (22)
                                                                   ----------         ----------
         Total shareholders' equity                                   11,820             13,193
                                                                   ----------         ----------

         Total liabilities and shareholders' equity                  $15,024            $17,685
                                                                   ==========         ==========

Commitments and contingencies

The accompanying notes are an integral part of the consolidated financial statements.

                   CARDIOVASCULAR DIAGNOSTICS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                        (In thousands, except share data)

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                1998              1997             1998              1997
                                              ---------         ---------        ---------        -----------

Net sales                                       $2,192            $1,759           $4,596             $4,043
Cost of goods sold                               1,504             1,427            3,149              2,950
                                              ---------         ---------        ---------        -----------
Gross profit                                       688               332            1,447              1,093
                                              ---------         ---------        ---------        -----------

Operating expenses:
  General and administrative                       844             1,006            1,608              1,765
  Sales and marketing                              176               328              404                623
  Research and development                         636               646            1,267              1,171
                                              ---------         ---------        ---------        -----------

     Total operating expenses                    1,656             1,980            3,279              3,559
                                              ---------         ---------        ---------        -----------

Operating loss                                    (968)           (1,648)          (1,832)            (2,466)
                                              ---------         ---------        ---------        -----------

Other income(expense):
  Interest expense                                (104)                -             (180)                (1)
  Interest income                                   48               101              113                208
  Grant/royalty income                              45               138               52                138
  Development income                                 -               475              375                725
                                              ---------         ---------        ---------        -----------

     Total other income (expense)                  (11)              714              360              1,070
                                              ---------         ---------        ---------        -----------

Net loss before taxes                             (979)             (934)          (1,472)            (1,396)

Provision for income taxes                         (26)              (14)             (52)               (29)
                                              ---------         ---------        ---------        -----------

Net loss                                       ($1,005)            ($948)         ($1,524)           ($1,425)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments           -                56                -                (52)
                                              ---------         ---------        ---------        -----------

Comprehensive loss                             ($1,005)            ($892)         ($1,524)           ($1,477)
                                              =========         =========        =========        ===========

Basic and diluted net loss per common share     ($0.15)           ($0.14)          ($0.23)            ($0.21)
                                              =========         =========        =========        ===========

Average weighted shares outstanding           6,800,332         6,729,722        6,782,388         6,722,151
                                              =========         =========        =========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         Six Months Ended
                                                               -------------------------------------
                                                                  June 30,              June 30,
                                                                    1998                  1997
                                                                -------------         -------------
Cash flows from operating activities:
  Net loss                                                           ($1,524)              ($1,425)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                       442                   316
      Amortization                                                       146                    93
      Stock based compensation: general and administrative                76                     -
      Change in assets and liabilities:
        Receivables                                                      164                (1,099)
        Inventories                                                      394                  (294)
        Other assets                                                    (170)                  139
        Accounts payable and accrued expenses                         (1,052)                  (43)
                                                                -------------         -------------
              Net cash used in operating activities                   (1,524)               (2,313)
                                                                -------------         -------------

Cash flows from investing activities:
    Payments for purchase of property and equipment                     (366)                 (479)
    Costs incurred to obtain patents                                     (29)                  (10)
    Purchase of investments                                                -                (5,531)
    Proceeds from maturities of investments                                -                 7,750
                                                                -------------         -------------
            Net cash (used in) provided by investing activities         (395)                1,730
                                                                -------------         -------------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease
         obligations                                                    (236)                  (26)
    Net proceeds from issuance of stock                                   70                    40
                                                                -------------         -------------
           Net cash (used in) provided by financing activities          (166)                   14
                                                                -------------         -------------

Effect of exchange rates on cash                                           0                   (52)
          Net decrease in cash and cash equivalents                   (2,085)                 (621)
Cash and cash equivalents at beginning of period                       5,885                 2,716
                                                                -------------         -------------
Cash and cash equivalents at end of period                            $3,800                $2,095
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

                       CARDIOVASCULAR DIAGNOSTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

Note 1.     Organization and Basis of Presentation

Cardiovascular Diagnostics, Inc. (the "Company" or "CVDI") develops, manufactures and markets rapid turnaround, point-of-care diagnostic tests to assess blood clot formation and dissolution. These tests are based on the Company's proprietary, dry chemistry Thrombolytic Assessment System ("TAS"). The Company's wholly-owned subsidiary, Coeur Laboratories ("Coeur"), manufactures and sells disposable power injection syringes and manifolds. The consolidated financial statements include the accounts of the Company and the wholly-owned subsidiary. All intercompany activity has been eliminated. The consolidated financial statements included herein as of any date other than December 31 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Note 2.     Income Taxes Paid

No federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the quarter ended June 30, 1998 and has net operating loss carryforwards to offset any net income when realized. Income tax expense recognized represents management's estimate of Coeur's state income tax expense for the quarter ended June 30, 1998.

Note 3.     Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4. Inventory

Inventories consisted of the following:

                              June 30, 1998           December 31, 1997
                              -------------           -----------------

      Raw materials            $2,109,067                  $2,122,058
      Finished goods              494,731                     875,994
                               ----------                  ----------
                               $2,603,798                  $2,998,052
                               ==========                  ==========

Note 5. Loss Per Common Share

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). In accordance with SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of the Statement of Operations and Comprehensive Loss. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is the same as basic EPS because, for loss periods, potential common shares (such as options) are not included in computing diluted EPS since the effect would be antidilutive.

Note 6.  New Accounting Pronouncements

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" beginning January 1, 1998. SFAS No. 130 requires the Company to display an amount representing total comprehensive income (loss) for all periods presented. The Company has elected to display this information in a Statement of Operations and Comprehensive Loss. All prior period data has been restated to conform to the provisions of this statement.

The Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" beginning in 1998. SFAS No. 131 requires the Company to report selected information about operating segments beginning as of December 31, 1998. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not believe the adoption of the new pronouncement will have a significant impact on the consolidated financial statements.

Note 7. Legal Proceedings

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The actual results might differ materially from those projected in the forward-looking statements due to any number of factors, including those set forth below under "--Factors thay May Affect Future Results". Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in the Company's other SEC filings, copies of which are available upon request from the Company.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 1998 VS JUNE 30, 1997

Net sales for the quarter ended June 30, 1998 were $2,192,000, an increase of $433,000 compared to the same period in 1997. The increase was due to higher volumes of test cards, including sales to Knoll AG as part of the large order received from Knoll in the first quarter, and increased volume of syringes. Cost of goods sold of $1,504,000 represented an increase of $77,000 from the comparable period in 1997. The resulting 31% gross profit for the second quarter of 1998 was an improvement from the 19% gross profit percentage for the corresponding period in 1997 and was mainly due to the increased volumes, changes in the product mix and operating improvements which led to greater manufacturing efficiencies.

Total operating expenses for the quarter ended June 30, 1998 were $1,656,000, a $324,000 decrease from the second quarter of 1997. General and administrative and sales and marketing expenses decreased due to lower litigation expenses, fewer personnel in 1998 and reduced travel costs associated with fewer sales and marketing personnel. Research and development expenses for the quarter ended June 30, 1998 were $636,000, slightly lower than for the quarter ended
June 30, 1997.

Interest expense for the quarter ended June 30, 1998 was $104,000 compared to $0 in the prior year period. The increase was related to long-term debt obtained by the Company in December 1997. Interest income decreased $53,000 for the quarter ended June 30, 1998 compared to the same period in 1997 due to decreased investments as funds were used to support operations.

As anticipated, no development income was recorded during the quarter ended
June 30, 1998 because the Company did not achieve milestones included in current collaborative agreements and did not enter into any new collaborative agreements during the quarter. Development income of $475,000 was recorded in the quarter ended June 30, 1997 resulting from two new collaborations entered into by the Company during that quarter and the achievement of a milestone related to another collaboration entered into earlier in 1997.

For the three months ended June 30, 1997, other comprehensive income (loss), net, consists of foreign currency translation adjustments related to a foreign subsidiary. Operations of the subsidiary were ceased during the year ended December 31, 1997.

SIX MONTHS ENDED JUNE 30, 1998 VS JUNE 30, 1997

Net sales for the six months ended June 30, 1998 were $4,596,000, an increase of 14% compared to the same period of 1997. The increase was principally due to increases in the volume of Imaging Products as TAS product sales were essentially unchanged. Cost of goods sold increased 7%, and the 1998 year-to-date gross profit of 32% was an improvement from the 27% in the prior year due to higher volumes, manufacturing efficiencies and material cost savings.

Total operating expenses of $3,279,000 represents a decrease of $280,000 or 8% compared to the same period in 1997. General and administrative expenses declined due to lower litigation expenses and fewer personnel. Sales and marketing expenses also declined due to fewer personnel and due to the elimination of a sales office in Germany in late 1997. Fewer personnel also led to decreased travel costs compared to the same period in 1997. Research and development expenses increased 8% compared to the same period in 1997 due to higher cost of supplies, personnel and validation processes related to on-going development projects as well as for projects for which 510(k)'s were submitted early in 1998.

Interest expense for the period ended June 30, 1998 was $180,000, compared to $1,000 in the prior year period. The increase was due to long-term debt obtained by the Company in December 1997. Interest income decreased $95,000 compared to the same period in 1997 due to decreased investments as funds were used to support operations.

The Company recorded development income of $375,000 for the six months ended June 30, 1998. This compares to $725,000 of development income recorded in the period ended June 30, 1997. Development income in 1997 resulted from entering three new collaborations with pharmaceutical companies. The development income in 1998 resulted from the achievement of milestones related to these collaborations.

For the six months ended June 30, 1997, other comprehensive income (loss), net, consists of foreign currency translation adjustments related to a foreign subsidiary. Operations of the subsidiary were ceased during the year ended December 31, 1997.

Liquidity and Capital Resources

From December 31, 1997 to June 30, 1998, cash and cash equivalents decreased $2,085,000. This decrease was mainly due to the utilization of cash for operations, capital expenditures of $366,000 and repayment of long-term debt of $236,000.

The Company expects to incur additional operating losses during 1998. The Company's working capital requirements will depend on many factors, including the volume of subsequent orders of TAS products from the distributors. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions.

Management believes that its existing capital resources and the cash flows from operations will be adequate to satisfy its planned capital requirements through 1998.

Year 2000

Computers, software and microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue". The Company is addressing the issue in several ways. First, the Company has established a team to monitor product compliance and believes that all Company products are Year 2000 compliant. Secondly, the Company is in the process of seeking Year 2000 compliance certification from its major suppliers and vendors related to their products and internal business applications. Finally, the Company has established a team to coordinate Year 2000 compliance related to internal systems. Many of the Company's systems use vendor provided software and Year 2000 compliance will be achieved through vendor provided upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. The Company does not believe that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or its business will be adversely affected by the Year 2000 issue. However, the Company continues to bear risk related to the Year 2000 and could be adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required.

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

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of  Security Holders

The Annual Meeting of Shareholders of the Company was held on May 7, 1998. The following is a description of the matters voted upon at the meeting and the number of affirmative votes and negative votes cast with respect to each matter.

(a) The following persons were elected to the Company's Board of Directors. The votes for, against (withheld) and abstentions were as follows:

      Nominee               Votes For   Votes Withheld   Votes Abstained
      -------               ---------   --------------   ---------------

      John P. Funkhouser     5,367,308         0             13,775
      William A. Hawkins     5,367,308         0             13,775
      John K. Pirotte        5,367,308         0             13,775
      Stephen R. Puckett     5,367,308         0             13,775
      Philip R. Tracy        5,367,308         0             13,775

(b) The shareholders ratified the appointment of Coopers & Lybrand L.L.P as the independent auditors of the Company for the year ending December 31, 1998 with 5,380,708 shares voting for and 375 shares abstained.

Item 5. Other Information

Pursuant to recently amended Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, a shareholder seeking to have a proposal considered at the 1999 Annual Meeting, but not seeking to have such proposal included in the Company's proxy statement, must notify the Company of such proposal in writing received at the Company's principal executive office no later than March 1, 1999, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting, notwithstanding that shareholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by shareholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Articles of Incorporation and Bylaws and of North Carolina law.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
      27.1  Financial Data Schedule
      10.8  1994 Stock Plan, as amended
      10.9  1995 Stock Plan, as amended

(b)   No reports on Form 8-K were filed during the period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARDIOVASCULAR DIAGNOSTICS, INC.



Date: August 12, 1998        By: /s/ Paul Storey
                                 -----------------------
                                 Paul Storey
                                 Treasurer
                                 (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit        Description
-------        -----------

  27.1      Financial Data Schedule
  10.8      1994 Stock Plan, as amended
  10.9      1995 Stock Plan, as amended