Form 10-Q/A
period 1998-06-30
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1998-09-14
CIK 1002179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

                               Amendment No. 1 to

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

(a) The following persons were elected to the Company's Board of Directors. The votes for, against (withheld) and abstentions were as follows:

      Nominee               Votes For   Votes Withheld   Votes Abstained
      -------               ---------   --------------   ---------------

      John P. Funkhouser     5,126,245         0            254,838
      William A. Hawkins     5,131,308         0            249,775
      John K. Pirotte        5,132,808         0            248,275
      Stephen R. Puckett     5,366,308         0             14,775
      Philip R. Tracy        5,132,308         0            248,775

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


                       CARDIOVASCULAR DIAGNOSTICS, INC.



Date: September 11, 1998      By: /s/ Paul Storey
                                 -----------------------
                                 Paul Storey
                                 Treasurer
                                 (Principal Financial and Accounting Officer)