Form 10-Q
period 1998-09-30
CARDIOVASCULAR DIAGNOSTICS INC /NC/
filed 1998-11-12
CIK 1002179

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended
         September 30, 1998.

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to ___________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of November 2, 1998
Common Stock, par value $.001                            7,436,724

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                               INDEX TO FORM 10-Q



                                                                                     PAGE
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements

             Consolidated Balance Sheets as of September 30, 1998
             (unaudited) and December 31, 1997                                        3

             Consolidated Statements of Operations and Comprehensive Loss for
             the Three Months and Nine Months ended September 30, 1998 and 1997
             (unaudited)                                                              4

             Consolidated Statements of Cash Flows for the Nine Months ended
             September 30, 1998 and 1997 (unaudited)                                  5

             Notes to Unaudited Consolidated Financial Statements                     6

             Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      8

PART II.     OTHER INFORMATION                                                       10

             Item 2. Changes in Securities and Use of Proceeds                       10

             Item 6. Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                           11

INDEX TO EXHIBITS                                                                    12

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1998           1997
                                                                      -----------    -----------
                                                                      (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                         $     6,633    $     5,885
    Short term investments, held-to-maturity                                2,438           --
    Accounts receivable                                                     2,026          1,888
    Inventories                                                             2,415          2,998
    Other current assets                                                      314            217
                                                                      -----------    -----------

         Total current assets                                              13,826         10,988

Property and equipment, net                                                 4,704          4,938
Intangible assets, net                                                      1,620          1,568
Other assets, net                                                             146            191
                                                                      -----------    -----------

        Total assets                                                  $    20,296    $    17,685
                                                                      ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $       690    $     1,138
    Accrued expenses                                                          198            464
    Current portion of long term debt and capital lease obligations           648            539
                                                                      -----------    -----------

         Total current liabilities                                          1,536          2,141

Long term debt and capital lease obligations, less current portion          1,857          2,351
                                                                      -----------    -----------

         Total liabilities                                                  3,393          4,492
                                                                      -----------    -----------

Shareholders' equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares-no shares issued or outstanding at September 30, 1998 and December 31, 1997

    Common stock, $.001 par value; authorized 10,000,000 shares;
    7,436,724 and 6,750,518 issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively                      7              7
Additional paid-in capital                                                 39,997         33,827
Accumulated deficit                                                       (23,088)       (20,619)
Unearned compensation                                                         (13)           (22)
                                                                      -----------    -----------

        Total shareholders' equity                                         16,903         13,193
                                                                      -----------    -----------

        Total liabilities and shareholders' equity                    $    20,296    $    17,685
                                                                      ===========    ===========


Commitments and contingencies

The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                        (In thousands, except share data)


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                      1998          1997            1998           1997
                                                   ---------      ---------      ---------      ---------
Net sales                                             $2,202         $1,677         $6,797         $5,720
Cost of goods sold                                     1,540          1,484          4,688          4,434
                                                   ---------      ---------      ---------      ---------

Gross profit                                             662            193          2,109          1,286
                                                   ---------      ---------      ---------      ---------

Operating expenses:
  General and administrative                             777            919          2,385          2,682
  Sales and marketing                                    169            318            573            942
  Research and development                               719            689          1,986          1,861
                                                   ---------      ---------      ---------      ---------

    Total operating expenses                           1,665          1,926          4,944          5,485
                                                   ---------      ---------      ---------      ---------

Operating loss                                        (1,003)        (1,733)        (2,835)        (4,199)
                                                   ---------      ---------      ---------      ---------

Other income(expense):
  Interest expense                                       (99)          --             (279)            (1)
  Interest income                                         71             70            184            278
  Grant/royalty income                                   101            133            153            271
  Development income                                    --               95            375            820
                                                   ---------      ---------      ---------      ---------

    Total other income (expense)                          73            298            433          1,368
                                                   ---------      ---------      ---------      ---------

Net loss before taxes                                   (930)        (1,435)        (2,402)        (2,831)

Provision for income taxes                               (15)           (14)           (67)           (43)
                                                   ---------      ---------      ---------      ---------

Net loss                                               ($945)       ($1,449)       ($2,469)       ($2,874)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments              --               (1)          --              (53)

Comprehensive loss                                     ($945)       ($1,450)       ($2,469)       ($2,927)
                                                   =========      =========      =========      =========


Basic and diluted net loss per common share           ($0.14)        ($0.22)        ($0.36)        ($0.43)
                                                   =========      =========      =========      =========


Average weighted shares outstanding                7,010,706      6,733,452      6,859,330      6,725,959
                                                   =========      =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                        CARDIOVASCULAR DIAGNOSTICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                      Nine Months Ended
                                                                      -----------------
                                                                September 30,    September 30,
                                                                    1998             1997
                                                                   ------           ------
Cash flows from operating activities:
  Net loss                                                        ($2,469)         ($2,874)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                    667              498
      Amortization of intangible and other assets                     218              159
      Amortization of discount on investments                          (9)            --
      Provision for inventory                                         100             --
      Stock based compensation: general and administrative             76             --
      Change in assets and liabilities:
       Receivables                                                   (138)            (680)
       Inventories                                                    483             (985)
       Other assets                                                   (99)              82
       Accounts payable and accrued expenses                         (714)              95
                                                                   ------           ------

            Net cash used in operating activities                  (1,885)          (3,705)
                                                                   ------           ------

Cash flows from investing activities:
    Payments for purchase of property and equipment                  (433)            (818)
    Costs incurred to obtain patents and intangibles                 (214)             (35)
    Purchase of investments                                        (2,429)          (5,827)
    Proceeds from maturities of investments                          --             10,044

           Net cash (used in) provided by investing activities     (3,076)           3,364
                                                                   ------           ------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease
        obligations                                                  (385)             (27)
    Net proceeds from issuance of stock                             6,094              108
                                                                   ------           ------

          Net cash provided by financing activities                 5,709               81
                                                                   ------           ------

Effect of  foreign exchange rates on cash                               0              (53)
                                                                   ------           ------
         Net increase (decrease) in cash and cash equivalents      $  748           $ (313)
Cash and cash equivalents at beginning of period                    5,885            2,716
                                                                   ------           ------

Cash and cash equivalents at end of period                         $6,633           $2,403
                                                                   ======           ======


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

Note 2.  Income Taxes


No federal income tax provision or benefit has been provided for income tax purposes, as the Company has not realized net income for the quarter ended September 30, 1998 and has net operating loss carryforwards to offset any net income when realized. Income tax expense recognized represents Coeur's state income tax expense.

Note 3.  Cash Equivalents


The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 4.  Inventory

Inventories consisted of the following:

                                September 30, 1998       December 31, 1997
                                ------------------       -----------------

       Raw materials               $1,882,000                   $2,122,000
       Finished goods                 533,000                      876,000
                                      -------                      -------

                                   $2,415,000                   $2,998,000
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

The Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" beginning in 1998. SFAS No. 131 requires the Company to report selected information about operating segments beginning as of December 31, 1998. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will disclose additional information concerning segments in its December 31, 1998 financial statements.

Note 7.  Distribution Agreement

In August 1998, the Company signed a five-year distribution agreement with Chiron Diagnostics ("Chiron"), a division of Chiron Corporation, subject to minimum annual sales, to distribute the Company's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries. At that time, the Company received an equity investment of $6 million from Chiron.

Note 8.  Legal Proceedings

As reported in its filings on Form 10-K for the period ended December 31, 1997, in March 1997, the Company filed suit in the U. S. District Court, Eastern District of North Carolina, against Boehringer Mannheim Corporation ("BMC") located in Indiana. The suit charged BMC with misappropriation of CVDI's trade secrets by improper disclosure, breach of contract, breach of fiduciary duty, unfair and deceptive trade practices, and constructive fraud. In addition, CVDI requested a declaratory judgment that neither the products nor activities of CVDI infringe U.S. Patents purportedly owned by BMC. On April 9, 1997 BMC answered the claims made by CVDI and submitted a counterclaim against CVDI. Each party filed a motion for judgment on the pleading with respect to all claims asserted by the other party. On November 10, 1997, the Court issued a Judgement and Order granting CVDI's motion for judgment on the pleadings, holding that CVDI has an implied license, until June 21, 1999, or until the last of the patents expire, to the patents at issue. It dismissed all other claims of the parties. Both parties have appealed and are awaiting the Court's decision. It is management's opinion that the disposition of this matter will not have a material adverse impact on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  INTRODUCTION

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The actual results might differ materially from those projected in the forward-looking statements due to any number of factors, including those set forth below under "--Factors That May Affect Future Results". Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in the Company's other SEC filings, copies of which are available upon request from the Company.

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

The Company began marketing TAS products in May 1995. In October 1996, the Company signed an exclusive, five-year development and distribution agreement with Dade International, Inc. ("Dade"). At that time, the marketing focus was shifted to begin targeting major corporate accounts and integrated health networks (IHNs"). The Company also entered into an agreement with Avecor Cardiovascular to distribute the Company's Heparin Management Test ("HMT") to hospitals. In August 1998, the agreements with Dade and Avecor were terminated effective December 1998, at which time Chiron Diagnostics ("Chiron") will become the Company's new distribution partner pursuant to the agreement discussed below. In connection with the Company's termination of the Dade agreement, the Company agreed to continue to supply Dade's existing customers for three years. In August 1998, the Company signed a five-year distribution agreement, subject to minimum annual sales by Chiron to distribute the Company's PT, aPTT, HMT, and LHMT test cards in North America and certain South American, European and Asian countries. At that time, the Company received an equity investment of $6 million from Chiron. In September 1998, Bayer Group agreed to acquire Chiron Diagnostics. The Company believes Bayer's position as a global leader in diagnostics will make it a good partner.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS SEPTEMBER 30, 1997

Net sales for the quarter ended September 30, 1998 were $2,202,000, an increase of approximately $525,000 compared to the same period in 1997. Revenues from TAS analyzer sales increased $582,000 due to a large shipment of TAS analyzers to Knoll AG as part of the large order received from it in the first quarter. Test card revenue increased $157,000 principally due to higher orders from the Company's current distributor, Dade/Behring. Sales of Imaging Products for the quarter were $979,000 compared to $1,249,000 for the three months ended September 30, 1997. Sales of Imaging Products in 1997 were higher as a major customer secured a new contract with a large purchasing group which led to some large initial orders for Company products.

Cost of goods sold of $1,540,000 represented an increase of $56,000 from the comparable period in 1997. The resulting 30% gross profit for the third quarter of 1998 was an improvement from the 12% gross profit percentage for the corresponding period in 1997 and was mainly due to the increased volumes and average sales price of TAS analyzers which carry higher margins, and increased volumes of test cards which led to lower unit costs due to manufacturing efficiencies.

Total operating expenses for the quarter ended September 30, 1998 were $1,665,000, a $261,000 decrease from the third quarter of 1997. General and administrative and sales and marketing expenses decreased due to lower litigation expenses, fewer personnel in 1998 and reduced travel costs associated with fewer sales and marketing personnel. Research and development expenses for the quarter ended September 30, 1998 were $719,000, a 4% increase compared to the quarter ended September 30, 1997.

Interest expense for the quarter ended September 30, 1998 was $99,000 compared to $0 in the prior year period. The increase was related to long-term debt obtained by the Company in December 1997. Interest income increased $1,000 for the quarter ended September 30, 1998 compared to the same period in 1997. Although funds were used to support operations during the quarter, the Company obtained and invested an equity investment near the end of the quarter.

As anticipated, no development income was recorded during the quarter ended September 30, 1998 because the Company did not achieve milestones included in current collaborative agreements and did not enter into any new collaborative agreements during the quarter. Development income of $95,000 was recorded in the quarter ended September 30, 1997 resulting from the achievement of a milestone related to a collaborative agreement entered into earlier in 1997.

For the three months ended September 30, 1997, other comprehensive income
(loss), net, consists of foreign currency translation adjustments related to a foreign subsidiary. Operations of the subsidiary were ceased during the year ended December 31, 1997. The Company had no items of other comprehensive income
(loss) during the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1998 were $6,797,000, an increase of 19% compared to the same period of 1997. TAS analyzer revenue increased approximately $300,000 and test card revenue increased approximately $520,000, principally due to the large order received from Knoll in the first quarter of 1998. Year-to-date revenues from Imaging Products increased approximately $279,000 or 9% compared to the same period in 1997, mainly due to larger volumes of orders from significant customers early in 1998.

Cost of goods sold increased 6%, and the 1998 year-to-date gross profit of 31% was an improvement from the 23% in the prior year mainly due to higher average sale prices for TAS analyzers and certain test cards in 1998 and manufacturing efficiencies gained as a result of higher volumes of test cards and Imaging Products.

Total operating expenses of $4,944,000 represents a decrease of $541,000 or 10% compared to the same period in 1997. General and administrative expenses declined due to lower litigation expenses and fewer personnel. Sales and marketing expenses also declined due to fewer personnel and due to the elimination of a sales office in Germany in late 1997. The reduction in personnel also led to decreased travel costs compared to the same period in 1997. Research and development expenses increased 7% compared to the same period in 1997 due to higher cost of supplies, personnel and validation processes related to on-going development projects.

Interest expense for the period ended September 30, 1998 was $279,000, compared to $1,000 in the prior year period. The increase was due to long-term debt obtained by the Company in December 1997. Interest income decreased $94,000 compared to the same period in 1997 due to decreased investments as funds were used to support operations.

The Company recorded development income of $375,000 for the nine months ended September 30, 1998. This compares to $820,000 of development income recorded in the period ended September 30, 1997. Development income in 1997 resulted from entering three new collaborations with pharmaceutical companies. The development income in 1998 resulted from the achievement of milestones related to these collaborations.

For the nine months ended September 30, 1997, other comprehensive income (loss), net, consists of foreign currency translation adjustments related to a foreign subsidiary. Operations of the subsidiary were ceased during the year ended December 31, 1997. The Company had no items of other comprehensive income (loss) during the nine months ended September 30, 1998.

Liquidity and Capital Resources

From December 31, 1997 to September 30, 1998, cash, cash equivalents and investments increased $3,186,000. During the quarter ended September 30, 1998, the Company signed a five-year distribution agreement with Chiron Diagnostics to distribute the Company's PT, aPTT, HMT and LHMT test cards in North America, and certain South American, European and Asian countries. Upon signing the agreement, the Company received $6 million from Chiron in exchange for 600,000 shares of the Company's common stock. This increase was offset by the utilization of cash for operations, capital expenditures of $433,000, patent expenditures of $214,000 and repayment of long-term debt of $385,000.

The Company expects to incur additional operating losses during the remainder of 1998 and 1999. The Company's working capital requirements will depend on many factors, primarily the volume of subsequent orders of TAS products from distributors, including Chiron Diagnostics. In addition, the Company expects to incur costs associated with clinical trials for new test cards. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. In addition, the Company may consider a joint venture or the sale of manufacturing rights to complete the commercialization of its routine anticoagulant monitoring tests. Management believes that its existing capital resources and the cash flows from operations will be adequate to satisfy its planned capital requirements through 1999. To enhance liquidity in future years, the Company plans to consider external sources of financing as needed. In addition to other debt financings such as a working capital line of credit, the Company also plans to consider equity financings such as a private placement, a follow-on public offering of Common Stock or additional equity infusions from collaborative partners.

Year 2000

Computers, software and microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue". The Company is addressing the issue in several ways. First, the Company has established a team to monitor product compliance and believes that all Company products are Year 2000 compliant. Secondly, the Company is in the process of seeking Year 2000 compliance certification from its major suppliers and vendors related to their products and internal business applications. Finally, the Company has established a team to coordinate Year 2000 compliance related to internal systems. Many of the Company's systems use vendor-provided software and Year 2000 compliance will be achieved through vendor-provided upgrades. For other internal systems, testing will be completed internally to ensure Year 2000 compliance. As of September 30, 1998, the Company has completed it assessment of Year 2000 compliance with respect to all of its own products, none of its internal systems and approximately 30% of its vendor provided systems and applications. The Company anticipates all of its internal systems will have been assessed and updated through vendor provider upgrades or through completion of internal testing prior to June 30, 1999. The Company does not believe that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or its business will be adversely affected by the Year 2000 issue. However, the Company continues to bear risk related to the Year 2000 and could be adversely affected if significant customers or suppliers fail to address the issue or if vendor upgrades are not provided to the Company as required. In a worst case scenario, the Company could be forced to spend significant resources and funds to find alternative providers of systems and applications used by the Company. If completion of the Company's assessment of vendor-provided systems reveals Year 2000 non-compliance, the Company's contingency plan is to insist upon vendor compliance by a reasonable time in advance of Year 2000 and to pursue arrangements with other vendors.

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

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (a)   No modifications
         (b)   No limitations or qualifications
         (c) During the quarter ended September 30, 1998, the Company issued the following unregistered securities: 600,000 shares of Common Stock in a
         Section 4(2) private placement to Chiron Diagnostics Corporation for an aggregate of $6,000,000 in cash. No underwriters were used or commissions paid in connection with this transaction.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits 27.1 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CARDIOVASCULAR DIAGNOSTICS, INC.

Date: November 12, 1998           By: /s/ Paul Storey
                                      --------------------------------

                                  Paul Storey
                                  Treasurer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit         Description
-------         -----------

  27.1      Financial Data Schedule